Form 10-Q
period 2019-09-30
Oyster Point Pharma, Inc.
filed 2019-12-03
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission File Number: 001-39112
______________________________________
OYSTER POINT PHARMA, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	81-1030955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
202 Carnegie Center, Suite 109 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 382-9032
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	OYST	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of November 27, 2019, the registrant had 21,362,538 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the likelihood of our clinical trials demonstrating safety and efficacy of our product candidates, and other positive results;
•the timing of initiation of our future clinical trials, and the reporting of data from our current and future trials;
•our plans relating to the clinical development of our product candidates, including the size, number and disease areas to be evaluated;
•the size of the market opportunity and prevalence of dry eye disease (DED) for our product candidates;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•the success of competing therapies that are or may become available;
•our estimates of the number of patients in the United States who suffer from DED and the number of patients that will enroll in our clinical trials;
•the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•the timing or likelihood of regulatory filings and approval for our product candidates;
•our ability to obtain and maintain regulatory approval of our product candidates;
•our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue;
•the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
i

•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our initial public offering.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
OYSTER POINT PHARMA, INC.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$72,278	$5,228
Prepaid expenses and other current assets	4,617	390
Total current assets	76,895	5,618
Restricted cash	51	—
Operating lease right-of-use asset	879	66
Deferred offering costs	2,119	—
Other non-current assets	132	20
Total assets	$80,076	$5,704
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,833	$462
Accrued liabilities	3,458	422
Operating lease liability	288	56
Total current liabilities	5,579	940
Non-current liabilities:
Operating lease liability, net of current maturities	594	6
Total liabilities	6,173	946
Commitments and contingencies (Note 4)
Series A redeemable convertible preferred stock: $0.001 par value per share - 7,611,691 shares authorized, issued and outstanding at September 30, 2019 and at December 31, 2018; liquidation preference $43,126 at September 30, 2019 and at December 31, 2018	$43,001	$43,001
Series B redeemable convertible preferred stock: $0.001 par value per share- 6,581,590 shares authorized, issued and outstanding at September 30, 2019 and no shares authorized, issued and outstanding at December 31, 2018; liquidation preference $93,000 at September 30, 2019 and $0 at December 31, 2018	92,852	—
Stockholders’ deficit
Common stock, $0.001 par value per share - 20,121,000 authorized shares at September 30, 2019, and 10,943,000 shares authorized at December 31, 2018; 1,419,257 shares issued and outstanding at September 30, 2019, and 1,411,966 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in-capital	2,556	276
Accumulated deficit	(64,507)	(38,520)
Total stockholders’ deficit	(61,950)	(38,243)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$80,076	$5,704
The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,088	$5,775	$18,594	$10,410
General and administrative	3,809	916	8,546	2,277
Total operating expenses	11,897	6,691	27,140	12,687
Loss from operations	(11,897)	(6,691)	(27,140)	(12,687)
Interest income	400	59	1,153	195
Net loss and comprehensive loss	$(11,497)	$(6,632)	$(25,987)	$(12,492)
Net loss per share attributable to common stockholders, basic and diluted	$(8.10)	$(4.70)	$(18.37)	$(8.85)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	1,419,029	1,411,966	1,414,475	1,411,966

The accompanying notes are an integral part of these condensed unaudited financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	7,611,691	$43,001	1,411,966	$1		$276	$(38,520)	$(38,243)
Net loss	—	—	—	—		—	(3,761)	(3,761)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $148	6,015,431	84,852	—	—		—	—	—
Stock-based compensation expense	—	—	—	—		40	—	40
Balance at March 31, 2019	13,627,122	127,853	1,411,966	1	—	316	(42,281)	(41,964)
Net loss	—	—	—	—		—	(10,729)	(10,729)
Issuance of Series B redeemable convertible preferred stock	566,159	8,000	—	—		—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,060	—		7	—	7
Stock-based compensation expense	—	—	—	$—		$1,175	$—	1,175
Balance at June 30, 2019	14,193,281	135,853	1,419,026	1		1,498	(53,010)	(51,511)
Net loss	—	—	—	—		—	(11,497)	(11,497)
Issuance of common stock upon exercise of stock options	—	—	231	—		—	—	—
Stock-based compensation expense	—	—	—	—		1,058	—	1,058
Balance at September 30, 2019	14,193,281	$135,853	1,419,257	$1		$2,556	$(64,507)	$(61,950)

	Redeemable Convertible Preferred Stock		Common Stock			Additional Paid-In Capital		Accumulated Deficit		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	7,611,691	$43,001	1,411,966	$1		$122		$(22,017)		$(21,894)
Net loss	—	—	—	—		—		(2,935)		(2,935)
Stock-based compensation	—	—	—	—		30		—		30
Balance at March 31, 2018	7,611,691	43,001	1,411,966	1	—	152	—	(24,952)	—	(24,799)
Net loss	—	—	—	—		$—		$(2,925)		$(2,925)
Stock-based compensation	—	—	—	—		$38		$—		$38
Balance at June 30, 2018	7,611,691	43,001	1,411,966	1		190		(27,877)		(27,686)
Net loss	—	—	—	—		—		(6,632)		(6,632)
Stock-based compensation	—	—	—	—		43		—		43
Balance at September 30, 2018	7,611,691	$43,001	1,411,966	$1		$233		$(34,509)		$(34,275)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net loss	$(25,987)	$(12,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,273	111
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4,227)	(344)
Other non-current assets	—	(20)
Accounts payable	1,211	758
Operating lease right-of-use asset	(813)	(78)
Operating lease liability	820	77
Accrued liabilities	2,442	(1,055)
Net cash used in operating activities	(24,281)	(13,043)
Cash flows from investing activities
Purchase of property and equipment	(112)	—
Net cash used in investing activities	(112)	—
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	92,852	—
Payment of deferred offering costs	(1,365)	—
Proceeds from the issuance of common stock upon exercise of stock options	7	—
Net cash provided by financing activities	91,494	—
Net increase (decrease) in cash and cash equivalents	67,101	(13,043)
Cash and cash equivalents at the beginning of the period	5,228	22,311
Cash, cash equivalents and restricted cash at the end of the period	$72,329	$9,268
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	72,278	9,268
Restricted cash	51	—
Cash, cash equivalents and restricted cash	72,329	9,268
Supplemental cash flow information
Right-of-use for office space acquired through operating leases	$897	$113
Supplemental non-cash investing and financing activities
Unpaid deferred offering costs	$754	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements
1. Organization and Summary of Significant Accounting Policies
Description of the Business
Oyster Point Pharma, Inc. (the “Company”) was incorporated in the state of Delaware on June 30, 2015. From inception through September 30, 2019, the Company has been primarily engaged in business planning, research, clinical development of its lead therapeutic product candidates, recruiting and raising capital. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical therapies to treat ocular surface diseases. The Company’s principal office is located in Princeton, New Jersey.
Initial Public Offering

On November 4, 2019, the Company completed its initial public offering (IPO) selling 5,750,000 shares of common stock at a price to the public of $16.00 per share which includes 750,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $82.6 million. In addition, upon closing the IPO, all outstanding shares of redeemable convertible preferred stock outstanding converted into an aggregate of 14,193,281 shares of the Company’s common stock.

Basis of Presentation
The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Reverse Stock Split
In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 2.832861-for-1 reverse stock split of the Company’s common stock and redeemable convertible preferred stock, which was effected on October 18, 2019. The par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, redeemable convertible preferred stock, stock options, and related per share amounts in these unaudited interim condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related the valuation of convertible notes, valuation of derivative instruments, valuation of redeemable convertible preferred stock, valuation of stock awards, income taxes and certain research and development accruals. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Unaudited Interim Condensed Financial Information
The accompanying condensed balance sheets as of September 30, 2019, the condensed statements of operations and comprehensive loss, the condensed statements of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018 and condensed statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2019 and 2018 are also unaudited. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
year or period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018, which are included in the Company’s prospectus related to the IPO, filed with the SEC on October 31, 2019 (the "Prospectus"), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all of the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company’s cash equivalents are invested in highly rated money market funds.
Summary of Significant Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in the financial statements and the related notes included in the final Prospectus.
Deferred Offering Costs
The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock and common stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.
Recently adopted accounting pronouncements
In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new ASU, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. For public business entities, this ASU is

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU update effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU No. 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and an ROU asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged. For public business entities, these ASUs are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which provides clarification on implementation issues associated with adopting ASU No. 2016-02. The Company early adopted the new lease standard using the modified retrospective approach effective January 1, 2018 (the “date of adoption”) and elected the following practical expedients as permitted under Topic 842: (i) elected to account for lease and nonlease components as a single lease component, and (ii) elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward (1) its historical lease classification, (2) its assessment on whether a contract was or contains a lease, and (3) its initial direct costs for leases that existed prior to the date of adoption. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, preferred shares and convertible debt instruments issued by private companies and early-stage public companies. This update requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in Part I should be applied (1) retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the first fiscal year and interim periods; (2) retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income (“AOCI”) caused by the Tax Act to retained earnings. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and simplifies the accounting for nonemployee share-based payment transactions. The accounting for share-based payments to nonemployees and employees will be substantially aligned because of this update. This ASU specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU also

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The transition method provided by ASU No. 2018-07 is a modified retrospective basis, which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but may take place no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For SEC filers that are eligible to be smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.
2. Fair Value Measurements
The Company assesses the fair value of financial instruments as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:
Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk.
As of September 30, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Fair Value Measurements at September 30, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$72,278	$—	$—	$72,278
Total fair value of assets	$72,278	$—	$—	$72,278

As of December 31, 2018, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$5,228	$—	$—	$5,228
Total fair value of assets	$5,228	$—	$—	$5,228
Money market funds are included in cash and cash equivalents on the balance sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
There were no financial liabilities measured and recognized at fair value as of September 30, 2019 and December 31, 2018.
3. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation	$593	$367
Accrued professional services	2,833	35
Accrued other liabilities	32	20
Total	$3,458	$422

4. Commitments and Contingencies
Asset Purchase of OC-02
In October 2016, the Company entered into an asset purchase agreement pursuant to which the Company acquired the compound OC-02. The agreement provides for milestone payments of up to $37.0 million upon achievement of certain milestone events.The agreement also provides for royalty payments in the mid-single digit percentage on covered product net worldwide sales. The Company’s obligation to pay royalties will terminate at the latter of patent expiration in each country or ten years. In addition, the Company is required to pay 15% of any (i) licensing revenue received that is related to OC-02 and (ii) revenue received from the sale of OC-02, up to a maximum aggregate amount of $10.0 million.

License Agreement
On October 18, 2019, the Company entered into a non-exclusive patent license agreement (the License Agreement) with Pfizer, which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 varenicline product. Under the terms of the agreement, the Company made an upfront

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
payment to Pfizer of $5 million. If the Company successfully commercializes OC-01, it may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer will commence upon the first commercial sale of OC-01 and will expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents.

Operating Lease Obligations

In January 2018, the Company entered a lease for office space under a non-cancelable operating lease with an expiration date of March 15, 2020, in Princeton, New Jersey. Rent expense is recorded on a straight-line basis over the term of the lease. The total lease payment over the life of the lease is $0.1 million. The remaining lease term was 0.4 years as of September 30, 2019.

In April 2019, the Company entered a lease for office space under a non-cancelable operating lease in Princeton, New Jersey, commencing on July 1, 2019, for a period of three years from the commencement date. Rent expense is recorded on a straight-line basis over the term of the lease. The total lease payment over the life of the lease is $0.9 million. The remaining lease term was 2.8 years as of September 30, 2019.
At the commencement date, the Company determined the amounts of the lease liability using a discount rate of 9%, which management determined represents the Company’s incremental borrowing rate. Lease expense was $0.1 million and less than $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Cash paid for amounts included in the measurement of the lease liability was $0.1 million and less than $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, and was included in cash flows from operating activities in the statements of cash flows. The remaining lease term was 0.5 years as of September 30, 2019 and 1.3 years as of December 31, 2018.
The maturities of the lease liabilities under non-cancelable operating leases are as follows (in thousands):

As of December 31, 2018	Amount
2019	$59
2020	7
Total undiscounted cash flows	66
Less: imputed interest	(4)
Total operating lease liability	62
Less: current portion	(56)
Operating lease liability	$6

As of September 30, 2019	Amount
2019 (reminder)	$92
2020	319
2021	316
2022	186
Total undiscounted cash flows	913
Less: imputed interest	(31)
Total operating lease liability	882
Less: current portion	(288)
Operating lease liability	$594
Contingencies and Indemnifications
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
The Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements; however, the Company has director and officer insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
5. Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2019 and September 30, 2018 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
6. Redeemable Convertible Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of shares: preferred and common stock. Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 14,193,281 shares of redeemable convertible preferred stock at a par value of $0.001 as of September 30, 2019 and December 31, 2018.
Issued and outstanding redeemable convertible preferred stock and its principal terms as of December 31, 2018 were as follows (in thousands, except share and per share amounts):

	Redeemable Convertible Preferred Stock		Liquidation Value	Carrying Amount	Original Issue Price
	Authorized	Outstanding
Series A redeemable convertible preferred stock	7,611,691	7,611,691	$43,126	$43,001	$5.67
On February 15, 2019, the Company executed the Series B Preferred Stock Purchase Agreement to sell up to 6,581,590 shares of Series B redeemable convertible preferred stock.
Issued and outstanding redeemable convertible preferred stock and its principal terms as of September 30, 2019 were as follows (in thousands, except share and per share amounts):

	Redeemable Convertible Preferred Stock		Liquidation Value	Carrying Amount	Original Issue Price
	Authorized	Outstanding
Series A redeemable convertible preferred stock	7,611,691	7,611,691	$43,126	$43,001	$5.67
Series B redeemable convertible preferred stock	6,581,590	6,581,590	93,000	92,852	$14.13
	14,193,281	14,193,281	$136,126	$135,853

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 14,193,281 shares of the Company’s common stock.
Redemption and Balance Sheet Classification
The redeemable convertible preferred stock is recorded within mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.
7. Common Stock
As of September 30, 2019 and December 31, 2018 the Company’s amended and restated certificate of incorporation authorized the Company to issue 20,121,000 and 10,943,000 shares of common stock, respectively, at a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to prior rights of the preferred stockholders. As of September 30, 2019 and December 31, 2018, no dividends have been declared to date.
The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2019	December 31, 2018
Conversion of Series A redeemable convertible preferred stock	7,611,691	7,611,691
Conversion of Series B redeemable convertible preferred stock	6,581,590	—
Outstanding options under the 2016 Plan	2,559,935	1,376,084
Issuance of options under the 2016 Plan	186,648	216,333
Total	16,939,864	9,204,108

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
8. Stock Option Plan
In 2016, the Company established its 2016 Equity Incentive Plan (the “Plan”) which provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants.
The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. To date, outstanding options have a term of 10 years and generally vest monthly over a four-year period.
Activity under the Company’s stock option plan is set forth below (in thousands, except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares Underlying Oustanding Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2019	216,333	1,376,084	$1.00	8.9	$5,950
Additional shares authorized	1,161,457	—
Options granted	(1,191,439)	1,191,439	$6.57
Options exercised	—	(7,291)	$1.02		$97
Options canceled	297	(297)	$1.02
Balance, September 30, 2019	186,648	2,559,935	$3.59	8.9	$27,356
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $8.22 and $0.54 per share, respectively.
As of September 30, 2019, the total unrecognized stock-based compensation expense for stock options was $8.0 million, which is expected to be recognized over a weighted-average period of 3.46 years.
Fair Value of Common Stock
Prior to the IPO the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determines the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the Company’s common stock is determined based on its closing market price.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded related to options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$203	$7	$417	$14
General and administrative	855	36	1,856	97
	$1,058	$43	$2,273	$111

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(11,497)	$(6,632)	$(25,987)	$(12,492)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	1,419,029	1,411,966	1,414,475	1,411,966
Net loss per share attributable to common stockholders, basic and diluted	$(8.10)	$(4.70)	$(18.37)	$(8.85)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2019	2018
Series A redeemable convertible preferred stock	7,611,691	7,611,691
Series B redeemable convertible preferred stock	6,581,590	—
Options to purchase common stock	2,559,935	1,376,084
Total	16,753,216	8,987,775

10. Subsequent Events
In October 2019, the Company’s Board of Directors and stockholders approved 2.832861-for-1 reverse stock split as described in Note 1.
In October 2019, the Company (i) granted an aggregate of 225,916 options to purchase the Company’s common stock to employees with an exercise price of $14.28 per share (ii) granted an aggregate of 7,766 options to purchase the Company’s common stock to employees with an exercise price of $16.00 and (iii) reserved 105,900 additional shares of common stock for issuance under the 2016 Plan.
In October 2019 and in connection with the reverse stock split, the Company increased the number of authorized common and preferred shares to a total of 21,000,000 common shares at a par value of $0.001 per share and 14,193,296 preferred shares at a par value of $0.001 per share, respectively.
In October 2019, the Company’s Board of Directors and stockholders approved the 2019 Equity Incentive Plan (the 2019 Plan), with an initial share reserve of 2,700,000 shares of the Company's common stock plus any reserved but unissued shares under the 2016 Plan. The 2019 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company's employees, directors, and others.
In October 2019, the Company’s Board of Directors and stockholders also approved the 2019 Employee Stock Purchase Plan (the ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, and pursuant to which 270,000 shares of common stock were reserved for future issuance. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions.

In October 2019, the Company entered into a non-exclusive patent license agreement (the License Agreement) with Pfizer, upon which the Company made an upfront payment of $5.0 million. Pursuant to the License Agreement, Pfizer granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate and related salts thereof, including U.S.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Patent Nos.: 7,265,119 and 6,890,927 to develop, manufacture, and commercialize the OC-01 varenicline product candidate for the treatment of any ophthalmic disease or condition via nasal administration in the United States. If the Company successfully commercializes OC-01, it may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer will commence upon the first commercial sale of OC-01 and will expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents.

On November 4, 2019, the Company completed its IPO selling 5,750,000 shares of common stock at a price to the public of $16.00 per share which includes 750,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $82.6 million. In addition, upon closing the IPO, all outstanding shares of redeemable convertible preferred stock outstanding converted into an aggregate of 14,193,281 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ocular surface diseases. Our lead product candidate OC-01 (varenicline), a highly selective nicotinic acetylcholine receptor (nAChR) agonist, is being developed as a nasal spray to treat the signs and symptoms of dry eye disease. We believe that targeting the parasympathetic nervous system through the use of locally administered cholinergic agonists has the potential to treat a wide range of diseases and disorders. We have identified several indications, including several outside of ophthalmology, where we believe this approach could provide a meaningful benefit to patients.
Since our formation in June 2015, we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $26.0 million and $12.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $64.5 million. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.
We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes. In February and April 2019, we raised an aggregate of $93.0 million from the sale of Series B redeemable convertible preferred stock. As of September 30, 2019, we had cash and cash equivalents of $72.3 million, which, together with the net proceeds from our initial public offering (IPO) in November 2019, we believe will be sufficient to fund our planned operations for at least the next 12 months.
Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.
We plan to continue to use third-party service providers, including clinical research organizations (CROs) and contract manufacturing organization (CMOs), to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force. If OC-01 is approved for the treatment of the signs and symptoms of DED, we intend to deploy a specialty sales force at launch of approximately 150 to 200 field representatives.
On October 18, 2019, we entered into a non-exclusive patent license agreement with Pfizer, pursuant to which we made an upfront payment of $5.0 million. If we successfully commercialize OC-01, we may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. For more information on the terms of our license agreement with Pfizer, see Note 4 "Commitments and Contingencies" and Note 10 “Subsequent Events” to our unaudited interim condensed financial statements.

Initial Public Offering

On November 4, 2019, we completed our IPO selling 5,750,000 shares of our common stock at $16.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and other offering expenses, were $82.6 million.

Prior to our IPO, we executed a 2.832861-for-1 reverse stock split of our common stock and our redeemable convertible preferred stock on October 18, 2019. In connection with the completion of our IPO on November 4, 2019, all then outstanding shares of redeemable convertible preferred stock converted into 14,193,281 shares of common stock.
Components of Operating Results
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future.

Operating Expenses
Research and Development Expenses
Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.
We do not allocate our costs by product candidate, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, are not tracked by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table shows our research and development expenses by type of activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Clinical and preclinical	$3,010	$4,894	$6,071	$7,671
Chemistry, Manufacturing and Controls (CMC)	3,982	548	9,876	1,802
Regulatory and other costs	1,096	333	2,647	937
Total research and development expenses	$8,088	$5,775	$18,594	$10,410
We are focusing substantially all of our resources on the development of our product candidates, particularly OC-01. We expect our research and development expenses to increase substantially for at least the next few years, as we seek to initiate additional clinical trials for our product candidates, complete our clinical programs, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.
General and Administrative Expenses
General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.
We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and Securities and Exchange Commission (SEC) requirements, investor relations costs and director and officer insurance premiums associated with being a public company.
Interest Income
Interest income consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	Change	%
Operating expenses:
Research and development	$8,088	$5,775	$2,313	40%
General and administrative	3,809	916	2,893	316%
Loss from operations	(11,897)	(6,691)	(5,206)	78%
Interest income	400	59	341	578%
Net loss	$(11,497)	$(6,632)	$(4,865)	73%
Research and Development Expenses
Research and development expenses increased by $2.3 million, or 40%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase in research and development expenses was primarily due to our advancement of OC-01 and reflected an increase in fees due to CROs and CMOs of $1.6 million and an increase in payroll and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, of $0.8 million. We expect that our research and development costs will continue to increase as we continue to add personnel to support our research and development activities and incur further expenses for CROs and CMOs in order to continue the advancement of our product candidates.
General and Administrative Expenses
General and administrative expenses increased by $2.9 million, or 316%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $1.3 million; an increase in marketing and promotional expenses of $0.3 million; an increase in professional fees for legal, consulting, accounting, tax and other outside services of $1.1 million; and an increase in other general and administrative expenses of $0.2 million. We expect that our general and administrative expenses will continue to increase as we continue to add personnel to support the growth of our business, incur additional expenses related to the commercialization of our products, and incur higher expenses associated with operating as a public company.
Interest Income
Interest income increased by $0.3 million, or 578%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily due to an increase in cash and cash equivalents due to the sale of shares of Series B redeemable convertible preferred stock in February and April 2019.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2019	2018	Change	%
Operating expenses:
Research and development	$18,594	$10,410	$8,184	79%
General and administrative	8,546	2,277	6,269	275%
Loss from operations	(27,140)	(12,687)	(14,453)	114%
Interest income	1,153	195	958	491%
Net loss	$(25,987)	$(12,492)	$(13,495)	108%

Research and Development Expenses

Research and development expenses increased by $8.2 million, or 79%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to our advancement of OC-01 and reflected an increase in fees due to CROs and CMOs of $6.5 million and an increase in payroll and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, of $1.7 million. We expect that our research and development costs will continue to increase as we continue to add personnel to support our research and development activities and incur further expenses for CROs and CMOs in order to continue the advancement of our product candidates.
General and Administrative Expenses
General and administrative expenses increased by $6.3 million, or 275%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $2.6 million; an increase in marketing and promotional expenses of $1.1 million; an increase in professional fees for legal, consulting, accounting, tax and other outside services of $2.2 million; and an increase in other general and administrative expenses of $0.5 million. We expect that our general and administrative expenses will continue to increase as we continue to add personnel to support the growth of our business, incur additional expenses related to the commercialization of our products, and incur higher expenses associated with operating as a public company.
Interest Income
Interest income increased by $1.0 million, or 491%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to an increase in cash and cash equivalents due to the sale of shares of Series B redeemable convertible preferred stock in February and April 2019.
Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2019 we funded our operations with an aggregate of $121.4 million in gross cash proceeds from the sale of redeemable convertible preferred stock and convertible promissory notes. In February and April 2019 we received gross cash proceeds of $85.0 million and $8.0 million, respectively, from the sale of Series B redeemable convertible preferred stock. As of September 30, 2019, we had cash and cash equivalents of $72.3 million.

On November 4, 2019, we completed our IPO, selling 5,750,000 shares of common stock at a price to the public of $16.00 per share which includes 750,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate proceeds from the offering, net of underwriting discounts and commissions and other offering expenses, were approximately $82.6 million.
Future Funding Requirements
Future Funding Requirements
We have incurred net losses since our inception. For the nine months ended September 30, 2019 and September 30, 2018, we had net losses of $26.0 million and $12.5 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2019, we had an accumulated deficit of $64.5 million. Based on our current business plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we have incurred and will continue to incur additional costs associated with operating as a public company.
We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:
•the scope, timing, rate of progress and costs of our drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•the number and scope of clinical programs we decide to pursue;
•the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
•the scope and costs of development and commercial manufacturing activities;
•the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
•our implementation of operational, financial and management systems; and
•the costs associated with being a public company.
A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.
Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or we may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.
See the section of this Quarterly Report on 10-Q titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(24,281)	$(13,043)
Investing activities	$(112)	$—
Financing activities	$91,494	$—
Net increase (decrease) in cash and cash equivalents	$67,101	$(13,043)
Cash Flows from Operating Activities
Net cash used in operating activities was $24.3 million for the nine months ended September 30, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $26.0 million, increased by a decrease in prepaid expenses of $4.2 million due to prepayments made to CROs and CMOs, partially offset by an increase in accrued liabilities of $2.4 million due to an increase in accrued research and development expense, an increase in accounts payable of $1.2 million mainly due to the timing of payments to our service providers, and by non-cash stock-based compensation expense of $2.3 million.
Net cash used in operating activities was $13.0 million for the nine months ended September 30, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $12.5 million, decreased by non-cash stock-based compensation expense of $0.1 million, an increase in accounts payable of $0.8 million mainly due to the timing of payments to our service providers, and partially offset by decrease in prepaid expenses of $0.3 million arising from prepayments made to CROs and CMOs and a decrease in accrued liabilities of $1.1 million primarily due to the timing of payments to our service providers.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2019, which related to the purchase of property and equipment. Net cash used in investing activities was zero for the nine months ended September 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities was $91.5 million for the nine months ended September 30, 2019, primarily due to net proceeds from the sale of Series B redeemable convertible preferred stock of $92.9 million, offset by cash paid with respect to the deferred offering costs related to the IPO of $1.4 million. Net cash provided by financing activities was zero for the nine months ended September 30, 2018.
Contractual Obligations and Commitments
As of September 30, 2019, there have been no material changes from the contractual obligations and commitments as of December 31, 2018 previously disclosed in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 31, 2019 (the Prospectus).
On October 18, 2019, we entered into a non-exclusive patent license agreement (the License Agreement) with Pfizer, which granted us non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 varenicline product. Under the terms of the agreement, we made an upfront payment to Pfizer of $5 million. If we successfully commercialize OC-01, we may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer will commence upon first commercial sale of OC-01 and will expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents.

Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies, Significant Judgments and Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 1 "Organization and Summary of Significant Accounting Policies" to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies, Significant Judgments and Estimates” in the Prospectus and the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2019, except as described in Note 1 "Organization and Summary of Significant Accounting Policies" to our unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1 "Organization and Summary of Significant Accounting Policies" to our unaudited interim condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2019, we had cash and cash equivalents of $72.3 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.
We do not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2019, management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2019 due to the material weaknesses in our control environment and formal accounting policies identified in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 31, 2019 (the Prospectus).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting as identified in the Prospectus.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal Proceedings
We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our business. While we know of no imminent legal action in which we are likely to be involved, we may in the future become engaged in litigation or other legal proceedings. Regardless of the outcome, litigation can have an adverse impact on us due to defense fees, settlement costs, demands on management attention, and other concerns.
Item 1A. Risk Factors.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with limited operating history. We have incurred significant losses and negative cash flows from operations since our formation, and we anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing our company, raising capital and developing our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization, and we may not be successful in such a transition.

We do not have any products approved for sale, we have not generated any revenue and have incurred net losses in each reporting period since our company’s formation. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes. Our net losses were $6.6 million and $16.5 million for the years ended December 31, 2017 and 2018, respectively, and $26.0 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $64.5 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses will increase substantially if and as we:

•initiate additional preclinical, clinical and other studies for our product candidates;

•change or add additional manufacturers or suppliers, some of which may require additional permits or other governmental approvals;

•create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts;

•seek marketing approvals and reimbursement for our product candidates;

•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•seek to identify and develop additional product candidates;

•acquire or in-license other product candidates and technologies;

•make milestone or other payments in connection with the development or approval of our product candidates;

•maintain, protect, and expand our intellectual property portfolio; and

•experience any delays or encounter issues with any of the above.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital and our ability to achieve and maintain profitability.

We are highly dependent on the success of our lead product candidate OC-01. If we are unable to successfully complete our clinical development program for OC-01 and obtain the marketing approvals necessary to commercialize OC-01 or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize this product candidate, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of OC-01 for the treatment of dry eye disease (DED). Although we are also developing OC-02, we do not anticipate receiving marketing approvals for any product candidates other than OC-01 in the next several years. Our ability to generate revenues from product sales will depend on our obtaining marketing approval for and commercializing OC-01, and we cannot accurately predict when or if OC-01 will be proven to be effective or safe in humans or whether it will receive marketing approval. Because we have focused our resources and efforts on developing OC-01, we have limited resources and may fail to commit adequate resources to, or delay the pursuit of opportunities for, other indications or other product candidates that may have greater commercial potential, and our resource allocation decisions may cause us to fail to capitalize on viable product candidates and profitable market opportunities. If we fail to successfully develop OC-01, we may not be able to identify, assess and develop OC-02 or a second lead product candidate or other product candidates on a timely basis, and our business and operations could be significantly harmed.

Our business depends entirely on the successful discovery, development and commercialization of OC-01, OC-02 and other future product candidates. We currently generate no revenues from sales of any products and may never generate revenue or be profitable.

We have no products approved for commercial sale and do not anticipate generating any revenue until either OC-01 or another product candidate receives the regulatory and marketing approvals necessary for commercialization. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of preclinical and clinical development of our product candidates, including OC-01, OC-02 and any other future product candidates;

•establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including OC-01, OC-02 and any other future product candidates;

•timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•making any required post-marketing approval commitments to applicable regulatory authorities;

•establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for product candidates that we develop, if approved;

•successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•a continued acceptable safety profile both prior to and following any marketing approval of our product candidates;

•commercial acceptance of our product candidates by patients, the medical community and third-party payors;

•identifying, assessing and developing new product candidates;

•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•protecting our rights in our intellectual property portfolio;

•defending against third-party interference or infringement claims, if any;

•obtaining favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our existing or acquired product candidates;

•obtaining coverage and adequate reimbursement by hospitals, government and third-party payors for product candidates that we develop;

•addressing any competing therapies and technological and market developments; and

•attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability, or comparable to the revenues of existing therapies, including Restasis and Xiidra. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

Our lead product candidate OC-01 is based on an active pharmaceutical ingredient (API) that is already on the market, which exposes us to additional risks.

The API in OC-01, varenicline (in the form of varenicline tartrate), has been previously approved by the FDA and the EMA as an oral tablet under the trade name Chantix, an aid to smoking cessation treatment, and is available in more than 80 countries throughout the world. From 2009 to 2016, the FDA required Chantix to carry a boxed warning advising consumers of potential serious mental health side effects from Chantix. Although the FDA removed this box warning from Chantix in 2016 in response to the EAGLES study sponsored by Pfizer, regulatory authorities may identify other adverse side effects related to varenicline in the future or may add back the warning. Additionally, we anticipate that manufacturers will begin selling varenicline in generic form in the future, which could lead to increased use of varenicline by patients and increase the possibility that patients experience adverse side effects related to varenicline. Any adverse side effects that arise from the use of any form of varenicline, whether Chantix, generic varenicline or our product candidate, or reporting thereof could prevent or inhibit the commercialization of OC-01 and seriously harm our business. Furthermore, if manufacturer demand for varenicline increases in the future, particularly as a result of generic forms of varenicline becoming available, we may not be able to continue to obtain varenicline on commercially reasonable terms, which would seriously harm our business.

OC-01 uses a novel and unproven therapeutic approach and mechanism of action to treat DED and therefore its efficacy and safety are difficult to predict, and there is no guarantee that OC-01 or any other product candidates will be approved by the FDA.

We are developing OC-01 as a preservative-free, aqueous nasal spray that will stimulate the lacrimal functional unit (LFU) to produce natural tear film. To our knowledge, OC-01 represents the first pharmacological treatment approach for DED that is aimed at stimulating the LFU. Other than with respect to data from studies and trials of OC-01 and OC-02, there is limited or no clinical evidence showing that natural tear film can be produced through the stimulation of the LFU. For instance, even though OC-01 has shown promising results in preclinical studies and prior clinical trials, we may not succeed in demonstrating safety and efficacy of OC-01 in larger-scale clinical trials, including ONSET-2, our ongoing Phase 3 clinical trial.
Advancing OC-01 as a novel product creates significant challenges for us, including:

•obtaining marketing approval;

•educating medical personnel, including eye care practitioners (ECPs), and patients regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and

•establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

We cannot guarantee that OC-01 or any of our other future product candidates will be approved by the FDA. Product candidates in later-stage clinical trials often fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having successfully progressed through preclinical studies and other clinical trials. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, although we expect to enroll a subject population with similar eligibility criteria, OC-01 may not demonstrate the same or similar statistically significant results in ONSET-2 as it demonstrated in ONSET-1, our Phase 2b clinical trial. Assessments of efficacy can vary widely for a particular participant, and from participant to participant and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. In addition, participants treated with OC-01 may also be treated with other investigational drugs, prescription drugs or even over-the-counter treatments following the treatment period of our OC-01 studies, any of which can cause side effects or adverse events that are unrelated to our product candidate, but which are observed during the long-term safety follow-up for OC-01. The occurrence of such side effects or adverse events could have a negative impact on OC-01’s safety profile.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. The outcome of preclinical testing and earlier clinical trials may not be predictive of the success of later clinical trials. The results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Product candidates in later stages of clinical trials may fail to show the desired safety, efficacy and durability profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of subjects may not be predictive of those obtained in another. In some instances, there can be significant variability in safety, efficacy or durability results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants.

We may also experience issues in implementing our clinical trials that would delay or prevent us from satisfying the applicable requirements of the FDA and other regulatory authorities, including:

•the number of participants required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;

•other regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; and

•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites.

We may be unable to design and execute clinical trials that support marketing approval. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. For example, use of OC-01 requires the patient to follow a prescribed technique to administer the nasal spray. Failure to properly administer the nasal spray by the patient or inappropriate technique demonstration by the ECP, may adversely affect the outcome of OC-01 in demonstrating efficacy in one or more clinical trials. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of subjects to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Any difficulties we experience relating to enrollment in ONSET-2 could delay regulatory approval for OC-01.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and subjects who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment for any of our future clinical trials may be affected by other factors, including:

•size and nature of the patient population;

•severity of the disease under investigation;

•availability and efficacy of approved drugs for the disease under investigation;

•participant eligibility criteria for the trial in question as defined in the protocol;

•perceived risks and benefits of the product candidate under study;

•ECPs’ and participants’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•efforts to facilitate timely enrollment in clinical trials;

•participant referral practices of ECPs;

•the ability to monitor participants adequately during and after treatment;

•proximity and availability of clinical trial sites for prospective trial subjects;

•continued enrollment of prospective subjects by clinical trial sites; and

•the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

Our inability to enroll a sufficient number of subjects for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates.

Furthermore, even if we are able to enroll a sufficient number of subjects for our clinical trials, we may have difficulty maintaining enrollment of such subjects in our clinical trials.

Our current or future product candidates may cause significant adverse events, toxicities or other undesirable side effects which may delay or prevent marketing approval. In addition, if we obtain approval for any of our product candidates, significant adverse events, toxicities or other undesirable side effects may be identified during post-marketing surveillance, which could result in regulatory action or negatively affect our ability to market the product.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities.

During the conduct of clinical trials, subjects report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to subjects on a commercial scale after approval.

The most commonly reported adverse events in ONSET-1 were non-ocular in nature, whereas reports of ocular adverse events were few and transient. Reduced visual acuity was the only ocular adverse event reported by more than one subject and, in each instance reported, the event was resolved by the next visit. The most commonly reported non-ocular adverse events were sneezing and coughing. If approved, we expect that OC-01 will be used chronically over a prolonged period of time. However, we have no clinical safety data on patients treated with OC-01 for longer than 84 days. Our understanding of the relationship between our product candidates and these adverse events may change as we gather more information, and additional unexpected adverse events may occur. If additional clinical experience indicates that OC-01 or any other product candidate has side effects or causes serious or life- threatening side effects, participant recruitment for studies and the ability of enrolled subjects to complete studies could be negatively impacted, and the development of the product candidate may fail or be delayed, which would severely harm our business, prospects, operating results and financial condition.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•regulatory authorities may withdraw approvals of such product or require additional warnings on the label;

•we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•we may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, including ECPs, and/or other elements to assure safe use;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified executives as we build out the management team, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and need to add executives with operational and commercialization experience as we plan for commercialization of our product candidates and build out a leadership team that can manage our operations as a public company. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

If we engage in acquisitions, in-licensing or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•increased operating expenses and cash requirements;

•the assumption of indebtedness or contingent liabilities;

•the issuance of our equity securities which would result in dilution to our stockholders;

•assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•the diversion of our management’s attention from our existing product candidates and initiatives in pursuing such an acquisition or strategic partnership;

•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

We expect to significantly expand our organization, including building sales and marketing capability and creating additional infrastructure to support our operations as a public company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing and finance and accounting. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert or stretch our management and business development resources in a way that we may not anticipate. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates.

Risks Related to Development and Commercialization of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results. If clinical trials of our product candidates, particularly OC-01, are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting preclinical studies and initial clinical trials. Clinical testing is expensive and can take many years to complete, and we cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize OC-01 or any other product candidates that we may develop, including:

•we may experience delays in or failure to reach agreement on acceptable terms with prospective CROs and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•we may fail to obtain sufficient enrollment in our clinical trials or participants may fail to complete our clinical trials;

•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•regulators or institutional review boards may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;

•the cost of clinical trials of our product candidates may be greater than we anticipate, and we may need to delay or suspend one or more trials until we complete additional financing transactions or otherwise receive adequate funding;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;

•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials; and

•regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution.

We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates on acceptable terms, we may be unable to successfully commercialize our product candidates that obtain regulatory approval.

We currently do not have and have never had a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Furthermore, we believe that approximately 26% of prescribing ECPs account for 80% of the volume of DED prescription treatments. If we are unable to obtain access to these ECPs or persuade adequate numbers of ECPs to prescribe our products, if and when approved, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.

Even if OC-01 or any other product candidate receives marketing approval, they may fail to achieve market acceptance by ECPs and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

If OC-01 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by ECPs, patients, third-party payors and others in the medical community. Current treatments that are commonly used in the United States for DED include over-the-counter eye drops, often referred to as “artificial tears”, Restasis, Xiidra and off-label use of corticosteroids. In particular, existing prescription therapies, notably Restasis and Xiidra, are marketed by much larger biopharmaceutical companies with established brand recognition. As a result, even if OC-01 demonstrates promising or superior clinical results, including the treatment of both signs and symptoms of DED, it is possible that ECPs may continue to rely on these treatments rather than OC-01 or any other product candidate, if and when approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, ECPs, patients and third-party payors may choose to rely on such products rather than our product candidates.

If OC-01 or any other product candidate does not achieve an adequate level of acceptance, formulary coverage, pricing or reimbursement we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of OC-01 or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

•the efficacy and potential advantages of our product candidates compared to alternative treatments, including the existing standard of care;

•our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•the clinical indications for which the product is approved;

•the convenience and ease of administration compared to alternative treatments;

•the willingness of the target patient population to try new therapies and of ECPs to prescribe these therapies;

•the strength of our marketing and distribution support;

•the timing of market introduction of competitive products;

•the potential for our competitors to limit our access to the market through anti-competitive contracts or other arrangements;

•the availability of third-party formulary coverage and adequate reimbursement, particularly by Medicare in light of the prevalence of DED in persons over age 55;

•the prevalence and severity of any side effects; and

•any restrictions on the use of our products together with other medications.

Our assessment of the potential market opportunity for OC-01 and other product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third- party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Similarly, although the studies we have commissioned are based on information that we believe to be complete and reliable, we cannot guarantee that such information is accurate or complete. The potential market opportunity for the treatment of DED in particular is difficult to precisely estimate. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. Further, we have commissioned a number of market studies that are specific to us and to our product candidates and used the results of these studies to help assess our market opportunity. While we believe that our internal assumptions and the bases of our commissioned studies are reasonable, no independent source has verified such assumptions or bases. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for OC-01 or any of our other product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

Even if we obtain regulatory approval for any of our product candidates, we may be subject to ongoing regulatory obligations or post-marketing commitments as specified by the FDA or other regulatory authorities, which may result in additional costs associated with those commitments.

If we obtain regulatory approval for OC-01 or any other product candidate, such approved products will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with such products.

If FDA or a comparable foreign regulatory authority approves any of our product candidates, including OC-01, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMP), as well as Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to successfully commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications or conditions of use for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or problems with our third-party manufacturers’ processes, or failure to comply with regulatory requirements, may result in, among other things:

•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•fines, warning letters or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•product seizure or detention, or refusal to permit the import or export of products; and

•injunctions or the imposition of civil or criminal penalties.

Our ongoing regulatory requirements may also change from time to time, potentially harming or making costlier our commercialization efforts. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. Our product candidates will, if approved, also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to OC-01, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

The DED market is already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among ECPs, patients and payors. In addition, certain of these products are available, or may become available, on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to ECPs, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If our product candidates are approved for marketing, such claims could still result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of such products, our manufacturing processes and facilities or our marketing programs. These investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in injury to our reputation, withdrawal of clinical trial participants, costs to defend the related litigation, a diversion of management’s time and our resources, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for commercial sale. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business and cause our stock price to decline. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including those caused by product liability claims.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements and reimbursement regimes in foreign countries;

•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign taxes, including withholding of payroll taxes;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•difficulties staffing and managing foreign operations;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•potential liability under the U.S. Foreign Corrupt Practices Act (FCPA) or comparable foreign regulations;

•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries with respect to OC-01, OC-02, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that we own may fail to result in issued patents with claims that protect OC-01, OC-02 or any future product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover OC-01, OC-02 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•patent applications may not result in any patents being issued;

•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product candidates;

•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

The patent prosecution process is also expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we choose to license certain patent rights in the future from third parties, we may not have the right to control the preparation, filing and prosecution of such patent applications, or to maintain the patents, directed to technology that we license from those third parties. We may also require the cooperation of our future licensor, if any, in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, any licensed patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by any of our future licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

If the patent applications we hold or may in-license in the future with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for OC-01, OC-02 or any future product candidate, it could dissuade other companies from collaborating with us to develop product candidates, and threaten our ability to commercialize OC-01, OC-02 or future product candidates. Any such outcome could have a materially adverse effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, many countries restrict the patentability of methods of treatment of the human body. Publications in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our own patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay incurred by the USPTO in examining the patent application (patent term adjustment). The scope of patent protection may also be limited.

Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Depending upon the timing, duration and specifics of FDA marketing approval of OC-02 and future product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or any of our licensors fail to maintain the patents and patent applications covering OC-01, OC-02 or any future product candidate, our competitors may be able to enter the market, which would have an adverse effect on our business.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our current and future product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of OC-01, OC-02, and any future product candidate.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current and future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future product candidates may infringe.

We are aware of three issued U.S. patents owned by Pfizer (U.S. Pat. No.: 7,265,119 (the ‘119), 6,890,927 (the ‘927) and 6,410,550 (the ‘550)) that Pfizer has listed in the Orange Book as covering its varenicline tartrate product, which is marketed as Chantix as an aid to smoking cessation treatment. Certain claims of these three patents are directed toward the compound varenicline tartrate and related salts thereof, and therefore may be relevant to our candidate OC-01. Of the three issued patents, we anticipate that only the ‘119 and the ‘927 will be in force at the time that we could expect to receive FDA approval of OC-01 and on October 18, 2019, we entered into a non-exclusive patent license for these patents. The ‘550 is listed in the Orange Book as expiring May 10, 2020, with pediatric exclusivity expiring November 10, 2020, and based on our current development plans, we anticipate that both the patent and pediatric exclusivity associated with the ‘550 will no longer be in force at the time of our expected FDA approval. However, even with the aforementioned license, we cannot provide assurances that third parties won’t allege infringement, which could delay or prevent the development and commercialization of OC-01 or other product candidates.

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon their rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process, methods of treating certain diseases or conditions that we are pursuing with our product candidates, our formulations including combination therapies, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our current and future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents, the patents of any licensors or our other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use or misappropriations, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more patent of ours or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For any patents and patent applications that we license from third parties, we may have limited or no right to participate in the defense of such licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our in-licensed patents, any patents that may be issued as a result of our future patent applications, or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting, and defending patents covering OC-01, OC-02 and any future product candidate throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may have or obtain patent protection, but where patent enforcement is not as strong as that in the United States. These unauthorized products may compete with our products in such jurisdictions and take away our market share where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Our future reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we expect to rely on third parties to manufacture OC-01, OC-02 and any future product candidates, and we expect to collaborate with third parties on the continuing development of OC-01, OC-02 and any future product candidates, we must, at times, share trade secrets with them. We also expect to conduct R&D programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including material transfer agreements, consulting agreements, manufacturing and supply agreements, confidentiality agreements or other similar agreements with our advisors, employees, contractors, CMOs, CROs, other service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors CMOs, CROs, other service providers and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies, or at research institutions. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators, and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•others may be able to make formulations or compositions that are the same as or similar to our current and future product candidates, but that are not covered by the claims of the patents that we own;

•others may be able to make product that is similar to our current and future product candidates we intend to commercialize that is not covered by the patents that we exclusively licensed and have the right to enforce;

•we, any of our future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

•we or any of our future licensor might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•it is possible that our future patent applications will not lead to issued patents;

•issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•we may not develop additional proprietary technologies that are patentable.

Any collaboration or partnership arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;

•collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current and future product candidates;

•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;

•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

If our future trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

If we fail to comply with our obligations under any license, collaboration or other agreements, including our license agreement with Pfizer, such agreements may be terminated, we may be required to pay damages and we could lose intellectual property rights that are necessary for developing and protecting our product candidates.

We currently and may in the future license from third parties certain intellectual property relating to current and future product candidates. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Specifically, our license agreement with Pfizer can be terminated by Pfizer upon 60 days’ written notice for our uncured material breach or 30 days following non-payment or immediately upon our insolvency.

Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•our right to sublicense patents and other rights to third parties;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•our right to transfer or assign the license; and

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any of our licensors and us and our partners.

If disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

In addition, certain of our current or future agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities.

Further, we or our current or future licensors, if any, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our current or future licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

In addition, even where we have the right to control patent prosecution of patents and patent applications under a license from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.

Our acquired technologies and current or future licensed technology may be subject to retained rights. Our predecessors or licensors may retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or future licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

If we are limited in our ability to utilize acquired technologies or current or future licensed technologies, or if we lose our rights to critical acquired or in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of acquired technologies, and current or future licensed technology, into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our product candidates.

Risks Related to Government Regulation

If the FDA does not conclude that OC-01 satisfies the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act (FFDCA), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates may take longer, cost more or entail greater complications and risks than anticipated, and may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for OC-01. Section 505(b)(2) of the FFDCA permits the submission of a New Drug Application (NDA) where some or all of the data required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Our ability to rely on certain of the FDA’s findings of safety and effectiveness in approval of another NDA or on studies published in the scientific literature will depend on our ability to demonstrate the relevance to OC-01.

In particular, we conducted ZEN, a comparative pharmacokinetic "bridge" trial, to evaluate the relative bioavailability of varenicline administered as a nasal spray (OC-01) compared to varenicline administered orally (Chantix) in order to reference certain FDA conclusions regarding the safety of varenicline from the Agency’s review of the Chantix NDA. If the FDA does not accept or disagrees with our conclusions from ZEN or the data required for approval of our Section 505(b)(2) NDA are different than anticipated, we may be required to conduct additional development activities or studies or provide additional data and information to pursue the 505(b)(2) regulatory pathway on our proposed timeline. Such delays could result in new competitive products reaching the market faster than OC-01, which could materially adversely impact our competitive position and prospects.

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. In addition, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

We may face difficulties from changes to current regulations and future legislation.

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In July 2018, the Centers for Medicare and Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on January 31, 2019, HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufactures to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers, the purpose of which is to further reduce the cost of drug products to consumers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever- increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, comply with data privacy and security laws and accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics with respect to our employees, agents and contractors, which will be effective as of the date of the effectiveness of the registration statement of which this prospectus forms a part, it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions. The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

In addition, we may choose to conduct international clinical trials. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (3) audits by regulatory authorities of the clinical data do not identify significant data integrity issues. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

We have an ongoing trial and plan to initiate additional trials in countries other than the United States. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers, including ECPs, who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for OC-01 as a treatment for the signs and symptoms of DED, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2013, 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Reliance on Third Parties

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of OC-01 and OC-02, and we expect to continue to rely upon third parties to conduct additional clinical trials of OC-01, OC-02 and potential future product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third party, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our development activities.

Our reliance on these third parties for such development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We contract with third parties for the production of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements. If we were to experience an unexpected loss of supply of OC-01, OC-02 or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•the breach by the third-party contractors of our agreements with them;

•the failure of third-party contractors to comply with applicable regulatory requirements, including manufacturing drug supply pursuant to strictly enforced cGMPs;

•the failure of the third party to manufacture our product candidates according to our specifications;

•the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

We currently rely on single source manufacturers and suppliers for the supply of OC-01 and OC-02. If we decide to move to different or add additional manufacturers and suppliers in the future, any such transition or addition would require significant efforts in testing and validating the manufacturing and formulation process and could result in delays or other issues, which could have an adverse effect on the supply of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

We may pursue collaborations with third parties for the development or commercialization of our product candidates. If we decide to pursue collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans. If we do enter into collaborations that are not successful, we may not be able to capitalize on the market potential of these product candidates.

Our development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long- term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales and marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Our business operations and current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, including ECPs, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•the federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the European Union.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices, including the provision of stock options as compensation for consulting services to physicians and other healthcare providers, some of whom may be in a position to recommend, purchase and/or prescribe our product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Ownership of Common Stock

We will need substantial additional funding in the future. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of, and seek marketing approval for, OC-01, OC-02 and any other future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including OC-01, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of September 30, 2019, we had $72.3 million in cash and cash equivalents. On November 4, 2019, we completed our IPO, selling 5,750,000 shares of common stock at a price to the public of $16.00 per share, which includes 750,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate proceeds from the offering, net of underwriting discounts and commissions and other offering expenses, were approximately $82.6 million. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of this Quarterly Report on Form 10-Q, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Advancing the development of OC-01, OC-02 and any other future product candidates will require a significant amount of capital. Our existing cash and cash equivalents may not be sufficient to fund all of the activities that are necessary to complete the development of OC-01, OC-02 and any other future product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, which may dilute our stockholders or restrict our operating activities. The amount of additional capital we will need to raise will depend on many factors, including:

•the scope, timing, rate of progress and costs of our drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for our product candidates;

•the number and scope of clinical programs we decide to pursue;

•the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;

•the scope and costs of development and commercial manufacturing activities;

•the cost and timing associated with commercializing our product candidates, if they receive marketing approval;

•the extent to which we acquire or in-license other product candidates and technologies;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•our ability to establish and maintain collaborations on favorable terms, if at all;

•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;

•our implementation of operational, financial and management systems; and

•the costs associated with being a public company.

We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

An active trading market for our common stock may not be sustained.

Prior to the closing of our IPO in November 2019, there was no public trading market for our common stock. Although our common stock is listed on the NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity. We cannot predict the prices at which our common stock will trade or whether an active trading market will be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If no or few securities or industry analysts commence coverage of us, our stock price would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

•the timing and results of preclinical studies and clinical trials of our product candidates or those of our competitors;

•the success of competitive products or announcements by potential competitors of their product development efforts;

•regulatory actions with respect to our products or our competitors’ products;

•actual or anticipated changes in our growth rate relative to our competitors;

•regulatory or legal developments in the United States and other countries;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key personnel;

•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•market conditions in the pharmaceutical and biotechnology sector;

•changes in the structure of healthcare payment systems;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us, our insiders or our other stockholders;

•expiration of market stand-off or lock-up agreements; and

•general economic, industry and market conditions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 27, 2019, we had 21,362,538 shares of common stock outstanding. Of these shares, approximately 3,278,800 shares sold in our IPO may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 17,865,320 shares of our common stock are currently restricted as a result of securities laws or lock-up agreements, but will be able to be sold in the public market as early as 180 days following the date of our final prospectus filed with the SEC on October 31, 2019 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (our Prospectus). Moreover, holders of an aggregate of 14,193,281 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on October 31, 2019, we filed a registration statement on Form S-8 registering 5,822,484 shares of common stock that we may issue under our equity incentive plans. As a result, shares registered under this registration statement on Form S-8 can be freely sold in the public market subject to the satisfaction of vesting arrangements and the exercise of such options, volume limitations applicable to affiliates and the lock-up agreements described below.

We and our executive officers, directors and the holders of substantially all of our common stock have entered into market stand-off agreements with us and lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell, directly or indirectly, any shares of common stock without the permission of J.P. Morgan Securities LLC, Cowen and Company, LLC, and Piper Jaffray & Co. for a period of 180 days following the date of our Prospectus. We refer to such period as the lock-up period. When the lock-up period expires, we and our securityholders subject to alock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, J.P. Morgan Securities LLC, Cowen and Company, LLC, and Piper Jaffray & Co. may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 90.0% of our voting stock. As a result, this group of stockholders will have the ability to control all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this prospectus;

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements; and

•exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of the material weaknesses is not effective or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial results, or prevent fraud, and investor confidence in our company and the market price of our shares may be adversely affected.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), requires that we evaluate and determine the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. During 2019, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2017, we identified material weaknesses in our control over financial reporting.

First, we did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to an additional material weakness in that we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

These material weaknesses resulted in an audit adjustment to decrease operating expenses and accounts payable in the year ended December 31, 2018. Additionally, each of the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We plan to take the following steps to address the internal control deficiencies that contributed to the material weakness, including the following:

•hiring of additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources;

•documenting and formally assessing our accounting and financial reporting policies and procedures; and

•assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

Provisions in our restated certificate of incorporation and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•establish a classified board of directors so that not all members of our board are elected at one time;

•permit only the board of directors to establish the number of directors and fill vacancies on the board;

•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a poison pill);

•eliminate the ability of our stockholders to call special meetings of stockholders;

•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•prohibit cumulative voting;

•authorize our board of directors to amend the bylaws;

•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

•require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of fiduciary duty;

•any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. If a court were to find this exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Nothing in our amended and restated bylaws, including the exclusive-forum provision, precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards (NOLs) could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2018, we had U.S. federal and state NOLs of $22.8 million, and $23.9 million, respectively, which will expire beginning in the year 2035.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carryforwards due to prior ownership change. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the third quarter of 2019, we granted stock options to purchase an aggregate of 238,661 shares of common stock to certain employees under our 2016 Equity Incentive Plan, as amended (the “2016 Plan”), at exercise price of $11.51 per share, for an aggregate exercise price of approximately $2.7 million. During the same period, we issued and sold to our employees an aggregate of 231 shares of common stock upon the exercise of options under our 2016 Plan at an exercise price per share of $1.02, for an aggregate exercise price of $236.

The offers, sales and issuances of the securities described above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

The recipients of such securities were our employees, consultants or directors and received the securities under our 2016 Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from Public Offering of Common Stock

On October 30, 2019, our Registration Statement on Form S-1 (File No. 333-234104) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $16.00 per share. The aggregate offering price for shares sold in the offering was $92.0 million. J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper Jaffray & Co. acted as the joint book-running managers of the offering. On November 4, 2019, we closed the sale of such shares, resulting in aggregate cash proceeds to us of approximately $82.6 million, net of underwriting discounts, commissions and offering expenses paid or payable by us. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus relating to that offering dated October 30, 2019.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39112	3.1	November 5, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39112	3.2	November 5, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYSTER POINT PHARMA, INC.

Date: December 3, 2019	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: December 3, 2019	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer