Form 10-Q
period 2020-03-31
Oyster Point Pharma, Inc.
filed 2020-05-11
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of May 6, 2020, the registrant had 21,379,890 shares of common stock, $0.001 par value per share, outstanding.

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
•the timing of initiation of our future clinical trials, and the reporting of data from our completed, current and future clinical trials and preclinical studies;
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
•the potential effects of the recent COVID-19 pandemic on our business, operations and clinical development timelines and plans;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
i

•our financial performance;
•the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our initial public offering.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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

ii

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
OYSTER POINT PHARMA, INC.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$128,630	$139,147
Prepaid expenses and other current assets	2,388	3,033
Total current assets	131,018	142,180
Restricted cash	61	51
Right-of-use assets	970	797
Property and equipment, net	263	181
Total assets	$132,312	$143,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,891	$507
Accrued expenses and other current liabilities	2,483	4,596
Lease liabilities	391	296
Total current liabilities	9,765	5,399
Non-current liabilities:
Lease liabilities, non-current	584	512
Total liabilities	10,349	5,911
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock: $0.001 par value per share; 5,000,000 shares authorized; none outstanding.	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 21,370,480 and 21,366,950 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	21	21
Additional paid-in capital	222,692	221,508
Accumulated deficit	(100,750)	(84,231)
Total stockholders’ equity	121,963	137,298
Total liabilities and stockholders’ equity	$132,312	$143,209
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$11,340	$2,405
General and administrative	5,589	1,605
Total operating expenses	16,929	4,010
Loss from operations	(16,929)	(4,010)
Interest income	410	250
Net loss and comprehensive loss	$(16,519)	$(3,760)
Net loss per share, basic and diluted	$(0.77)	$(2.66)
Weighted average shares outstanding, basic and diluted	21,367,532	1,411,966

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	—	—	(16,519)	(16,519)
Issuance of common stock upon exercise of stock options	—	—	3,530	—	4	—	4
Stock-based compensation expense	—	—	—	—	1,180	—	1,180
Balance at March 31, 2020	—	$—	21,370,480	$21	$222,692	$(100,750)	$121,963

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	7,611,691	$43,001	1,411,966	$1	$276	$(38,520)	$(38,243)
Net loss	—	—	—	—	—	(3,761)	(3,761)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $148	6,015,431	84,852	—	—	—	—	—
Stock-based compensation	—	—	—	—	40	—	40
Balance at March 31, 2019	13,627,122	$127,853	1,411,966	$1	$316	$(42,281)	$(41,964)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net loss	$(16,519)	$(3,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,180	40
Depreciation and amortization	17	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	645	(599)
Accounts payable	6,384	571
Right-of-use assets	(173)	13
Lease liabilities	167	(13)
Accrued expenses and other current liabilities	(2,113)	318
Net cash used in operating activities	(10,412)	(3,430)
Cash flows from investing activities
Purchase of property and equipment	(99)	—
Net cash used in investing activities	(99)	—
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	84,854
Proceeds from the issuance of common stock upon exercise of stock options	4	—
Net cash provided by financing activities	4	84,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,507)	81,424
Cash, cash equivalents and restricted cash at the beginning of the period	139,198	5,228
Cash, cash equivalents and restricted cash at the end of the period	$128,691	$86,652

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$128,630	$86,652
Restricted cash	61	—
Cash, cash equivalents and restricted cash	$128,691	$86,652
Supplemental cash flow information
Right-of-use for office space and office equipment acquired through leases	$320	$—
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements
1. Organization and Summary of Significant Accounting Policies
Description of the Business
Oyster Point Pharma, Inc. (the “Company”) was incorporated in the state of Delaware on June 30, 2015. From inception through March 31, 2020, the Company has been primarily engaged in business planning, research, clinical development of its lead therapeutic product candidates, recruiting and raising capital. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical therapies to treat ocular surface diseases. The Company’s principal office is located in Princeton, New Jersey.

Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses of $16.5 million and $3.8 million for the three months periods ended March 31, 2020 and 2019, respectively, and had an accumulated deficit of $100.8 million as of March 31, 2020. The Company has historically financed its operations primarily through the sale and issuance of its securities. In November, 2019, the Company completed its initial public offering (IPO) selling 5,750,000 shares of common stock at a price to the public of $16.00 per share. The aggregate net proceeds from the offering were $82.1 million. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. The Company expects to incur increased sales and marketing expenses with the commercialization of new and existing products, if approved for sale, as well as increased research and development expenses as it develops additional product candidates. The Company expects its operating losses to continue to increase for the foreseeable future.

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. As of the date of issuance of these condensed financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

The Company had cash and cash equivalents of $128.6 million as of March 31, 2020. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the date of issuance of these financial statements.

Interim Condensed Financial Information

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of March 31, 2020 and as of December 31, 2019, the results of operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to the valuation of stock awards, income taxes and certain research and development accruals. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

The COVID-19 pandemic is expected to result in a slowdown of economic activity that is likely to interrupt business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear, however we believe we have used reasonable estimates and assumptions in preparing the financial statements. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1 — Organization and Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company's accounting policies from those disclosed in the financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently issued accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates through 2022. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures, but does not expect adoption will have a material impact on the Company’s financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies various aspects related to the accounting for income taxes. This ASU removes exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
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

As of March 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at March 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$127,630	$—	$—	$127,630
Total fair value of assets	$127,630	$—	$—	$127,630

As of December 31, 2019, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$138,147	$—	$—	$138,147
Total fair value of assets	$138,147	$—	$—	$138,147

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Money market funds are included in cash and cash equivalents on the balance sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

There were no financial liabilities measured and recognized at fair value as of March 31, 2020 and December 31, 2019.
3. Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation	$785	$1,214
Accrued professional services	716	1,163
Accrued research and development expense	982	2,219
Total accrued expenses and other current liabilities	$2,483	$4,596

4. Commitments and Contingencies
Asset Purchase of OC-02
In October 2016, the Company entered into an asset purchase agreement pursuant to which the Company acquired the compound OC-02. The agreement provides for milestone payments of up to $37.0 million upon achievement of certain milestone events. The agreement also provides for royalty payments in the mid-single digit percentage on covered product net worldwide sales. The Company’s obligation to pay royalties will terminate at the latter of patent expiration in each country or ten years. In addition, the Company is required to pay 15% of any (i) licensing revenue received that is related to OC-02 and (ii) revenue received from the sale of OC-02, up to a maximum aggregate amount of $10.0 million. No milestone was achieved or probable to be achieved or royalties payable accrued as of March 31, 2020 and as of December 31, 2019.

License Agreement

On October 18, 2019, the Company entered into a non-exclusive patent license agreement (the License Agreement) with Pfizer, which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 varenicline product. Under the terms of the agreement, the Company made an upfront payment to Pfizer of $5 million. If the Company successfully commercializes OC-01, it may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer will commence upon the first commercial sale of OC-01 and will expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. No milestone was achieved or probable to be achieved or royalties payable accrued as of March 31, 2020 and as of December 31, 2019.

Lease Obligations

In April 2019, the Company entered a lease for office space under a non-cancelable operating lease in Princeton, New Jersey, commencing on July 1, 2019, for a period of three years from the commencement date. In January 2020, the Company amended this lease to include additional office space, with the same terms as the original lease. Total future minimum lease payments under this amendment are $1.0 million. The total lease payment over the life of this lease are $1.2 million. The remaining lease term was 2.3 years as of March 31, 2020. Rent expense was $0.1 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company leases certain office equipment under finance leases with remaining lease terms of 2.4 to 3.1 years. At the commencement date, the Company determined the amount of lease liability using a discount rate of 3%, which management determined represents the rate implicit in the lease. Interest expense for the finance leases was $277 and zero for the three months ended March 31, 2020 and 2019, respectively. Amortization of the finance lease right of use asset was $2,344 and zero for the three months ended March 31, 2020 and 2019, respectively.

Supplemental balance sheet information for the leases is as follows (in thousands):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$923	$783
Finance lease right-of-use asset	47	14
Total right-of-use asset	$970	$797

Operating lease liabilities	$374	$290
Finance lease liabilities	17	6
Total lease liabilities	$391	$296

Operating lease liabilities, non-current	$552	$500
Finance lease liabilities, non-current	32	12
Total lease liabilities, non-current	$584	$512

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of March 31, 2020	Finance Leases	Operating Leases	Total
2020 (remainder)	$13	$319	$332
2021	18	432	450
2022	16	254	270
2023	4	—	4
Total undiscounted cash flows	51	1,005	1,056
Less: imputed interest	(2)	(79)	(81)
Total lease liability	49	926	975
Less: current portion	(17)	(374)	(391)
Lease liability	$32	$552	$584
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

5. Redeemable Convertible Preferred Stock

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
On February 15, 2019, the Company executed the Series B Preferred Stock Purchase Agreement to sell up to 6,581,590 shares of Series B redeemable convertible preferred stock. In February and April 2019, the Company received gross cash proceeds of $85.0 million and $8.0 million, respectively, from the sale of Series B redeemable convertible preferred stock.

On November 4, 2019, upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 14,193,281 shares of the Company’s common stock and $135.9 million of mezzanine equity was reclassified to common stock and additional paid-in capital. As of March 31, 2020 and December 31, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.

6. Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.

The Company had reserved common stock for future issuance as follows:

	March 31, 2020	December 31, 2019
Outstanding options under the 2016 Plan	2,744,904	2,748,434
Outstanding options under the 2019 Plan	516,595	29,466
Unvested RSUs under the 2019 Plan	23,125	23,125
Equity awards available for grant under the 2019 Plan	2,259,918	2,747,047
Shares reserved for purchase under the ESPP	270,000	270,000
Total	5,814,542	5,818,072

7. Equity Incentive Plans

In October 2019, the Company’s Board of Directors and stockholders approved the 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company's employees, directors, and others.

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

In October 2019, the Company’s Board of Directors and stockholders also approved the 2019 Employee Stock Purchase Plan (the ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, and pursuant to which 270,000 shares of common stock were reserved for future issuance. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. There have been no ESPP purchases to date.

Activity under the Company’s stock option plan is set forth below (in thousands, except share and per share data):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

		Outstanding Options
	Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2020	2,747,047	2,777,900	$4.59	8.7	$55,146
Options granted	(487,129)	487,129	$32.71
Options exercised	(3,530)	(3,530)	$1.02		$108
Options canceled	—	—	$—
Balance, March 31, 2020	2,256,388	3,261,499	$8.79	8.7	$85,488
Shares vested and exercisable as of March 31, 2020		1,230,135	$2.18	8.1	$40,373
Vested and expected to vest as of March 31, 2020		3,261,499	$8.79	8.7	$85,488

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $23.30 per share. No options were granted during the three months ended March 31, 2019.

As of March 31, 2020, the total unrecognized stock-based compensation expense was $20.0 million, which is expected to be recognized over a weighted average period of 3.46 years.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$217	$35
General and administrative	963	5
	$1,180	$40

8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(16,519)	$(3,760)
Denominator:
Weighted average shares outstanding used in computing net loss per share, basic and diluted	21,367,532	1,411,966
Net loss per share, basic and diluted	$(0.77)	$(2.66)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2020	2019
Series A redeemable convertible preferred stock	—	7,611,691
Series B redeemable convertible preferred stock	—	6,015,431
Options to purchase common stock	3,261,499	1,376,084
Unvested restricted stock units	23,125	—
Total	3,284,624	15,003,206

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ocular surface diseases. Our lead product candidate OC-01 (varenicline), a highly selective nicotinic acetylcholine receptor (nAChR) agonist, is being developed as a nasal spray to treat the signs and symptoms of dry eye disease (DED). OC-01’s novel mechanism of action is designed to re-establish tear film homeostasis by activating the trigeminal parasympathetic pathway and stimulating the glands and cells responsible for natural tear film production. In our Phase 2b clinical trial (ONSET-1) in 182 subjects, OC-01 demonstrated statistically significant improvements (as compared to placebo) in both signs and symptoms of DED in both the 0.6 mg/ml and 1.2 mg/ml dose group. In our Phase 3 clinical trial ONSET-2 in 758 subjects, OC-01 demonstrated a statistically significant improvement in signs of DED in both the 0.6 mg/ml and 1.2 mg/ml dose groups and statistically significant improvement in signs and symptoms of DED in the 1.2 mg/ml dose group. Based on OC-01’s clinical trial results and its rapid onset of action, we believe OC-01, if approved, has the potential to become the new standard of care and redefine how DED is treated for millions of patients. With the completion of two pivotal clinical trials, we plan to submit a New Drug Application (NDA) for OC-01 for the treatment of signs and symptoms of DED to the U.S. Food and Drug Administration (FDA) in the second half of 2020. We believe that targeting the parasympathetic nervous system through the use of locally administered cholinergic agonists has the potential to treat a wide range of diseases and disorders. We have identified several indications, including several outside of ophthalmology, where we believe this approach could provide a meaningful benefit to patients.

Since our formation in June 2015, we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $16.5 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $100.8 million. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

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

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 pandemic situation closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, due to the COVID-19 pandemic, we experienced an impact to select clinical trial sites during the month of March where ophthalmology practices were closed, or subjects were unable to attend protocol specified visits. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third-parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

As of March 31, 2020, we had cash and cash equivalents of $128.6 million. We believe that those cash and cash equivalents will be sufficient to fund our projected operations for at least 12 months.

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

	Three Months Ended March 31,
	2020	2019

Clinical and preclinical	$6,112	$1,194
Chemistry, Manufacturing and Controls (CMC)	3,837	800
Regulatory and other costs	1,391	411
Total research and development expenses	$11,340	$2,405

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating expenses:
Research and development	$11,340	$2,405	$8,935	372%
General and administrative	5,589	1,605	3,984	248%
Loss from operations	(16,929)	(4,010)	(12,919)	322%
Interest income	410	250	160	64%
Net loss	$(16,519)	$(3,760)	$(12,759)	339%

Research and Development Expenses

Research and development expenses increased by $8.9 million, or 372%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in research and development expenses was primarily due to our advancement of OC-01 and reflected an increase in expenses related to CROs and CMOs of $7.8 million and an increase in payroll and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, of $1.1 million. We expect that our research and development costs will continue to increase as we continue to add personnel to support our research and development activities and incur further expenses for CROs and CMOs in order to continue the advancement of our product candidates.

General and Administrative Expenses

General and administrative expenses increased by $4.0 million, or 248%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase in payroll and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense, of $2.0 million, an increase in professional fees for legal, accounting, and other outside services to support our operations as a public company of $1.8 million, and an increase in marketing expenses of $0.2 million. We expect that our general and administrative expenses will continue to increase as we continue to add personnel to support the growth of our business, incur additional expenses related to the commercialization of our products, and incur higher expenses associated with operating as a public company.

Interest Income

Interest income increased by $0.2 million, or 64%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily due to an increase in cash and cash equivalents as a result of the IPO in November 2019.
Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $128.6 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2020 and 2019, we had net losses of $16.5 million and $3.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31,

2020, we had an accumulated deficit of $100.8 million. Based on our current business plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. As a result, we did not apply for, nor receive, assistance under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).

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

•the potential effects of the recent COVID-19 pandemic on our business, operations and clinical development timelines and plans; and

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

See the section of this Quarterly Report on Form 10-Q titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months EndedMarch 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(10,412)	$(3,430)
Investing activities	(99)	—
Financing activities	4	84,854
Net (decrease) increase in cash and cash equivalents	$(10,507)	$81,424

Cash Flows from Operating Activities

Net cash used in operating activities was $10.4 million for the three months ended March 31, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $16.5 million and a decrease in accrued expenses and other current liabilities of $2.1 million, offset by a decrease in prepaid expenses and other current assets of $0.6 million due to the amortization of prepaid insurance, an increase in accounts payable of $6.4 million mainly due to the timing of payments to our service providers, and by non-cash stock-based compensation expense of $1.2 million.

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $3.8 million, an increase in prepaid expenses and other current assets of $0.6 million arising from prepayments made to CROs and CMOs, partially offset by an increase in accounts payable of $0.6 million and an increase in our accrued expenses and other current liabilities of $0.3 million mainly due to the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities was $99,000 for the three months ended March 31, 2020, which related to the purchase of property and equipment. Net cash used in investing activities was zero for the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4,000 for the three months ended March 31, 2020, which was the proceeds received from stock option exercises. Net cash provided by financing activities was $84.9 million for the three months ended March 31, 2019, primarily due to net proceeds from the sale of Series B redeemable convertible preferred stock.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes from the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies, Significant Judgments and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on the Company's results of operations, cash flows, and financial position are unclear, however the Company believes it has used reasonable estimates and assumptions in preparing the interim condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 "Organization and Summary of Significant Accounting Policies" to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2020, we had cash equivalents of $127.6 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

We do not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of

March 31, 2020 due to the material weaknesses in our control environment and formal accounting policies identified in the Annual Report on Form 10-K for the year ended December 31, 2019.
Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and our Chief Financial Officer, believes the financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described in the Annual Report on Form 10-K for the year ended December 31, 2019 . Except as otherwise disclosed herein, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

We do not have any products approved for sale, we have not generated any revenue and have incurred net losses in each reporting period since our company’s formation. We have funded our operations primarily from the sale and issuance of our securities. Our net losses were $45.7 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively, and $16.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $100.8 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

•seek marketing approvals, coverage and reimbursement for our product candidates;

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

We are highly dependent on the success of our lead product candidate OC-01 for the treatment of dry eye disease. If we are unable to successfully obtain the marketing approvals necessary to commercialize OC-01 or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize this product candidate, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of OC-01 for the treatment of dry eye disease, or DED. Although we are also developing OC-01 for other indications and a second product candidate OC-02, we do not anticipate receiving marketing approvals for any product candidates other than OC-01 in the next several years. Our ability to generate revenues from product sales will depend on our obtaining marketing approval for and commercializing OC-01, and we cannot accurately predict when or if OC-01 will receive marketing approval for DED or a secondary indication. Because we have focused our resources and efforts on developing OC-01 for DED, we have limited resources and may fail to commit adequate resources to, or delay the pursuit of opportunities for, other indications or other product candidates that may have greater commercial potential, and our resource allocation decisions may cause us to fail to capitalize on viable product candidates and profitable market opportunities. If we fail to successfully develop OC-01 for DED, we may not be able to identify, assess and develop OC-01 for other indications or OC-02 or a second lead product candidate or other product candidates on a timely basis, which could materially affect our business, financial condition, results of operations and growth prospects.

Our business depends entirely on the successful discovery, development and commercialization of OC-01, OC-02 and other future product candidates we may develop. We currently generate no revenues from sales of any products and may never generate revenue or be profitable.

We have no products approved for commercial sale and do not anticipate generating any revenue until either OC-01 or another product candidate receives the regulatory and marketing approvals necessary for commercialization. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of preclinical and clinical development of our product candidates, including OC-01 for the treatment of neurotrophic keratitis (NK) or other indications, OC-02 and any other future product candidates;

•establishing and maintaining relationships with CROs and clinical sites for the clinical development, both in the United States and internationally, of our product candidates;

•timely receipt of marketing approvals from applicable regulatory authorities for OC-01 or any other product candidates for which we successfully complete clinical development;

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

•obtaining coverage and adequate reimbursement for customers and patients from government and third-party payors for product candidates that we develop;

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

Our lead product candidate OC-01 is based on an active pharmaceutical ingredient, or API, that is already on the market, which exposes us to additional risks.

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

We are developing OC-01 as a preservative-free, aqueous nasal spray that will stimulate the lacrimal functional unit, or LFU to produce natural tear film. To our knowledge, OC-01 represents the first pharmacological treatment approach for DED that is aimed at stimulating the LFU. Other than with respect to data from studies and trials of OC-01 and OC-02, there is limited or no clinical evidence showing that natural tear film can be produced through the stimulation of the LFU. For instance, even though OC-01 has shown promising results in preclinical studies and clinical trials for DED, we may not succeed in demonstrating safety and efficacy of OC-01 for other indications, including OLYMPIA, our upcoming Phase 2 clinical trial for NK.

Advancing OC-01 as a novel product creates significant challenges for us, including:

•obtaining marketing approval;

•educating medical personnel, including eye care practitioners, or ECPs, and patients regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and

•establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

We cannot guarantee that OC-01 or any of our other future product candidates will be approved by the FDA. Product candidates in later-stage clinical trials often fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having successfully progressed through preclinical studies and other clinical trials. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, although OC-01 met the primary endpoint in ONSET-2, OC-01 nasal spray did not meet the secondary endpoint for patient-reported symptoms of eye dryness in a Controlled Adverse Environment (CAE) and other secondary endpoints. Additionally, we cannot guarantee that the safety profile of OC-01 in healthy volunteers and patients with DED will be replicated in trials and studies for other indications, such as NK. Assessments of efficacy can vary widely for a particular participant, and from participant to participant and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. In addition, participants treated with OC-01 may also be treated with other investigational drugs, prescription drugs or even over-the-counter treatments following the treatment period of our OC-01 studies, any of which can cause side effects or adverse events that are unrelated to our product candidate, but which are observed during the long-term safety follow-up for OC-01. The occurrence of such side effects or adverse events could have a negative impact on OC-01’s safety profile.

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

•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites; and

•we may experience delays, or patients may not be able to or may decide not to participate in follow-up visits in our clinical trials, due to the recent COVID-19 pandemic.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. For example, although OC-01 met the primary endpoint in ONSET-2, OC-01 nasal spray did not meet the secondary endpoint for patient-reported symptoms of eye dryness in a CAE, as well as other secondary endpoints, which could adversely affect the label of OC-01 or limit the commercial viability and scope and use of OC-01, if approved.

If we experience delays or difficulties in the enrollment of subjects or conduct of follow up visits in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of subjects to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Any difficulties we experience relating to completion of patient visits in clinical trials, including as impacted by the COVID-19 pandemic, could delay regulatory approval for our product candidates.

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

•the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and

•disruptions or difficulties, or other restrictions, in initiating, enrolling, conducting or completing trials due to the recent COVID-19 pandemic.

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

We may also face challenges in collecting data from follow up visits related to our enrolled clinical trials. For example, due to the COVID-19 pandemic, select clinical trial sites in our ONSET-2 clinical trial were closed and subjects were unable to attend visits per the trial protocol, which reduced the amount of data we are able to collect for subjects at these affected centers with respect to primary and secondary endpoints. We believe that this inability to collect data had an adverse impact on the statistical powering of certain of our secondary endpoints in ONSET-2, and may impact our future clinical trial results.

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

The most commonly reported adverse events in ONSET-1, ZEN, MYSTIC and ONSET-2 were non-ocular in nature, which were sneezing and coughing. If approved, we expect that OC-01 will be used chronically over a prolonged period of time. However, we have no clinical safety data on patients treated with OC-01 for longer than 84 days and these adverse events are subjective and based on subjects' self-report, which may not accurately reflect the actual number of adverse events. Our understanding of the relationship between our product candidates and these adverse events may change as we gather more information, and additional unexpected adverse events may occur. If additional clinical experience indicates that OC-01 or any other product candidate has side effects or causes serious or life- threatening side effects, participant recruitment for studies and the ability of enrolled subjects to complete studies could be negatively impacted, and the development of the product candidate may fail or be delayed, which would severely harm our business, growth prospects, operating results and financial condition.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could materially affect our business, financial condition, results of operations and growth prospects. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or top-line data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could materially affect our business, financial condition, results of operations and growth prospects.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber-threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our third party vendors may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. As a result of COVID-19, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Although to our knowledge we and our vendors have not experienced any such material system failure or security breach to date, if a breakdown, cyber-attack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations , whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the European Union are governed by the European Union

General Data Protection Regulation, or GDPR, which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with any European Union clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and growth prospects. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act ("CCPA"), that among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. In addition, the CCPA requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.

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

Risks Related to Development and Commercialization of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results. If clinical trials of our product candidates, are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize OC-01, OC-02 or any other product candidates that we may develop, including:

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

•regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution;

•we may experience delays due to the recent COVID-19 pandemic, including with respect to the receipt of product candidates or other materials, submission of NDAs, filing of INDs and starting any clinical trials for other indications or programs; and
•we may experience manufacturing delays due to the recent COVID-19 pandemic in our supply chain caused by a shortage of raw materials, a lack of employees on site at our suppliers due to illness, or a lack of productivity at our suppliers due to local or national government quarantine restrictions on coming to the workplace.

For example, due to the COVID-19 pandemic, we experienced an impact at select clinical trial sites during the month of March 2020 where ophthalmology practices were closed, or subjects were unable to attend visits, or where clinical trial sites did not feel comfortable putting their staff or subjects into a CAE, which limited our ability to assess the related secondary endpoint in our ONSET-2 study for those subjects. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, or are unable to achieve clinical endpoints due to unforeseen events, such as the COVID-19 pandemic, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

We are in the process of validating our manufacturing process and, to date, we do not have the stability and microbiology data on our product registration batches necessary for regulatory approval for OC-01.

We are still currently collecting stability and microbiology data on our product registration batches to support NDA approval and to date we do not yet have data to support an NDA filing. We reported top-line results for ONSET-2 in the second quarter 2020, and we plan to submit an NDA to the FDA in the second half of 2020. However, we manufactured our FDA registration batches of 0.6 mg/ml and 1.2 mg/ml OC-01 nasal spray July and August 2019, and as the FDA requires 12 months stability data to support NDA filing, the data will not be available until after August 2020. Stability data is collected after subjecting our batches to various conditions, such as refrigeration, room temperature, and high temperatures, and it is possible that impurities, particulates, leachables, microbiology, and/or degradation of the active pharmaceutical ingredient, varenicline, or OC-01 nasal spray could occur or other issues could be detected. If the stability data is not acceptable, we may need to change our manufacturing process, which could result in a delay of the NDA submission or impact the approval of the product or both, which could materially affect our business, financial condition, results of operations and growth prospects. The FDA may also impose specific conditions, such as requiring the final product to be shipped and stored under refrigerated conditions. Any additional requirements could result in an increase in the overall cost of the product and complicate the supply chain, which could also materially affect our business, financial condition, results of operations and growth prospects.

OC-01 and our other product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.

To date, our third-party manufacturer has only manufactured our OC-01 nasal spray in limited quantities in batch sizes appropriate for our clinical trials and registration batches to support the NDA submission, for which batch sizes are a fraction of the size we expect will be necessary for commercialization. The manufacturing processes for commercial scale are still being developed and have not been tested and the process validation requirement has not yet been satisfied. Although we plan to manufacture commercial scale batches of OC-01 nasal spray on the same manufacturing line as the registration batches, with the same equipment, only at higher scale, there are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical or other problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturer will be successful in establishing a larger-scale commercial manufacturing process for OC-01 that achieves our objectives for manufacturing capacity and cost of goods, in a timely manner or at all. Our manufacturers may be constrained or disrupted by the effects of the recent COVID-19 pandemic, resulting in delays. In addition, there is no assurance that our manufacturers will be able to manufacture OC-01 to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of OC-01 or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of approved products for commercialization, either on a timely basis or at all, and in a cost-effective manner, our commercialization efforts would be impaired, including impacting the launch of OC-01 or inventory levels, which could materially affect our business, financial condition, results of operations and growth prospects.

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

Furthermore, we believe that approximately 26% of prescribing ECPs account for 80% of the volume of DED prescription treatments. If we are unable to obtain access to these ECPs and educate adequate numbers of ECPs on the benefits of prescribing our products, if and when approved, our efforts to commercialize such products will be severely inhibited, which would have a material adverse effect on our business.

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

•the strength of our marketing and distribution support, which may be adversely impacted by the COVID-19 pandemic;

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

The commercial success of our products depends on the availability and sufficiency of third party payor coverage and reimbursement.

Patients in the United States and elsewhere generally rely on third party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our products is dependent on the extent to which third party coverage and reimbursement is available from third-party payors, including government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid), private healthcare insurers and other healthcare funding organizations.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are already available. Even if we obtain coverage for a given product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require copayments that patients find unacceptably high. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our products.

Coverage and reimbursement policies for products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for products among third party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we are unable to obtain and maintain sufficient third party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. This opportunity could also be reduced if we do not obtain a favorable label for our products, if approved. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements, reimbursement regimes and pricing controls in foreign countries;

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

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from pandemics and public heath emergencies, including those related to COVID-19 or geo-political actions, including war and terrorism.

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

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries with respect to OC-01, OC-02, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, including as a result of the COVID-19 pandemic impacting our or our licensors’ operations..

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our licensors’ patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or any of our licensors fail to maintain the patents and patent applications covering OC-01, OC-02 or any future product candidate, our competitors may be able to enter the market, which would have an adverse effect on our business.

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

We are aware of three issued U.S. patents owned by Pfizer (U.S. Pat. Nos.: 7,265,119 (the ‘119), 6,890,927 (the ‘927) and 6,410,550 (the ‘550)) that Pfizer has listed in the Orange Book as covering its varenicline tartrate product, which is marketed as Chantix as an aid to smoking cessation treatment. Certain claims of these three patents are directed toward the compound varenicline tartrate and related salts thereof, and therefore may be relevant to our candidate OC-01. Of the three issued patents, we anticipate that only the ‘119 and the ‘927 will be in force at the time that we could expect to receive FDA approval of OC-01 and on October 18, 2019, we entered into a non-exclusive patent license for these patents. The ‘550 is listed in the Orange Book as expiring May 10, 2020, with pediatric exclusivity expiring November 10, 2020, and based on our current development plans, we anticipate that both the patent and pediatric exclusivity associated with the ‘550 will no longer be in force at the time of our expected FDA approval. However, even with the aforementioned license, we cannot provide assurances that third parties won’t allege infringement, which could delay or prevent the development and commercialization of OC-01 or other product candidates.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our patents, in-licensed patents, any patents that may be issued as a result of our present or future patent applications, or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, CMOs, CROs, other service providers and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and

•a collaborator’s operations may be materially adversely impacted as a result of the COVID-19 pandemic.
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

We currently and may in the future license from third parties certain intellectual property relating to current and future product candidates. If we breach any material obligations, including as a result of the COVID-19 pandemic impacting our operations,or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Specifically, our license agreement with Pfizer can be terminated by Pfizer upon 60 days’ written notice for our uncured material breach or 30 days following non-payment or immediately upon our insolvency.

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

Further, we or our current or future licensors, if any, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our current or future licensors fail to establish, maintain or protect such patents and other intellectual property rights, including due to the impact of the COVID-19 pandemic on our licensors’ business operations, such rights may be reduced or eliminated. If our current or future licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Risks Related to Government Regulation

If the FDA does not conclude that OC-01 satisfies the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act (FFDCA), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates may take longer, cost more or entail greater complications and risks than anticipated, and may not be successful.

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

The time required to obtain approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. For example, the fact that OC-01 did not achieve certain secondary endpoints in ONSET-2 could have an adverse effect on our ability to obtain our desired label for OC-01, if approved. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or diversion of resources to currently handle the COVID-19 public health emergency and pandemic may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. In addition, the impact of COVID-19 may cause the FDA to allocate additional resources to product candidates focused on treating related illnesses, which could lead to longer approval processes for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, the Centers for Medicare & Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS) has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, comply with data privacy and security laws and accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics with respect to our employees, agents and contractors, it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or waste. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not currently maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for OC-01 as a treatment for the signs and symptoms of DED, physicians may nevertheless, in their independent medical judgment, prescribe legally available products for their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, growth prospects, operating results and financial condition.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA's ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2013, 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs, suppliers, and other contractors and consultants, could be subject to wildfires, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics, including the recent COVID-19 pandemic, and epidemics, political crises, such as terrorism, war (including trade wars), political instability or other conflict, and other natural or man-made disasters or other events outside of our control that can disrupt business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, we rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates or other necessary supplies could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. All of our operations including our corporate headquarters are located in a single location in Princeton, New Jersey. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

Our business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.

Our business, operations and clinical development timelines and plans could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, was reported to have surfaced in Wuhan. Since then, COVID-19 has spread to multiple countries worldwide, including the United States, where we have planned and ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services has fallen.

The President of the United States has declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response and powers under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations. For example, our headquarters and certain of our trial sites are located in New Jersey, and in March 2020, the Governor of New Jersey announced that all businesses, excluding essential services, must decrease their in-office workforce by 100%. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development timelines and plans could be affected by the COVID-19 pandemic. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the COVID-19 pandemic. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. For example, due to the COVID-19 pandemic, select clinical trial sites in our ONSET-2 clinical trial were closed and subjects were unable to attend visits per the trial protocol, which reduced the number of patients for which we collected data on with respect to our primary and secondary endpoints. In addition, due to COVID-19, a number of clinical trial sites for ONSET-2 did not feel comfortable putting their staff or subjects into a CAE, which limited our ability to assess the related secondary endpoint for those subjects, which we believe contributed to not achieving certain secondary endpoints in ONSET-2. We cannot assure you that the inability to collect such data would not have an adverse impact on our clinical trial results. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted.

If COVID-19 continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:

•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•delays or difficulties in enrolling and retaining patients in our clinical trials;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;

•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•refusal of the FDA to accept data from clinical trials in affected geographies; and

•interruption or delays to our sourced discovery and clinical activities.

Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

We do not yet know the full extent of the potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

On March 27, 2020, the CARES Act was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) net operating loss rules (as discussed below), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, or the Code.

The Tax Act also significantly changed the U.S. federal income taxation of U.S. corporations. The Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, which have lessened or increased certain adverse impacts of the Tax Act and may continue to do so in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to both the Tax Act and the CARES Act and the potential tax consequences of investing in our common stock.

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

The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. In addition, the operations of our CROS and other third-party service providers may be constrained or disrupted by the recent COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates, are constrained by the recent COVID-19 pandemic or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, including ECPs, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•the federal civil and criminal false claims, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Additionally, beginning in 2022 for payments made in 2021, manufacturers’ reporting requirements will extend to physician assistants, nurse practitioners, and other mid-level practitioners. The information reported is publicly available on a searchable website, with disclosure required annually; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products. In addition, certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the European Union.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices, including the provision of stock options as compensation for consulting services to physicians and other healthcare providers, some of whom may be in a position to recommend, purchase and/or prescribe our product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

As of March 31, 2020, we had $128.6 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of this Quarterly Report on Form 10-Q, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, we had 21,370,480 shares of common stock outstanding. Holders of an aggregate of 14,193,281 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on October 31, 2019, we filed a registration statement on Form S-8 registering 5,822,484 shares of common stock that we may issue under our equity incentive plans. As a result, shares registered under this registration statement on Form S-8 can be freely sold in the public market subject to the satisfaction of vesting arrangements and the exercise of such options, volume limitations applicable to affiliates and the lock-up agreements described below.

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

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our voting stock. As a result, this group of stockholders will have the ability to control all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2024.

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

However, our efforts are still preliminary and our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019 and March 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our control environment and formal accounting policies.
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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Our net operating loss carryforwards (NOLs) and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2019, we had U.S. federal and state NOLs of $59.1 million, and $60.7 million, respectively. Of the U.S. federal NOLs, $4.5 million will expire beginning in the year 2035 and $54.6 million will carry forward indefinitely. The state NOLs will expire beginning in the year 2035.

Under the Tax Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2019, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOLS and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carryforwards due to prior ownership changes. We may, however experience ownership changes in the future as a result of this offering or subsequent shifts in our stock ownership, some of which are outside our control. If our ability to utilize those NOLs and tax credit carryforwards becomes limited by an “ownership change” as described above, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39112	3.1	November 5, 2019

3.2	Amended and Restated Bylaws	8-K	001-39112	3.2	November 5, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OYSTER POINT PHARMA, INC.

Date: May 11, 2020	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: May 11, 2020	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer