Form 10-Q
period 2020-09-30
Oyster Point Pharma, Inc.
filed 2020-11-05
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of October 30, 2020, the registrant had 25,868,264 shares of common stock, $0.001 par value per share, outstanding.

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
•the size of the market opportunity and prevalence of dry eye disease for the Company's product candidates;
•plans relating to commercializing the Company's product candidates, if approved, including the geographic areas of focus and sales strategy;
•the success of competing therapies that are or may become available;
•the Company's estimates of the number of patients in the United States who suffer from dry eye disease and the number of patients that will enroll in its clinical trials;
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
•the potential effects of the novel strain coronavirus, or SARS-CoV-2 virus pandemic, on business, operations and clinical development timelines and plans;
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
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied on as predictions of future events. The events and circumstances reflected in these forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
In addition, statements that “the Company believes” and similar statements reflect the Company's beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company's statements should not be read to indicate that it has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and should not be unduly relied upon.

ii

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
ITEM 1	Financial Statements (unaudited)	1
	Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to Unaudited Interim Condensed Financial Statements	6
ITEM 2	Management's Discussion and Analysis of Financial Conditions and Results of Operations	16
ITEM 3	Quantitative and Qualitative Disclosure About Market Risk	23
ITEM 4	Controls and Procedures	24

	PART II – OTHER INFORMATION
ITEM 1	Legal Proceedings	26
ITEM 1A	Risk Factors	26
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3	Defaults Upon Senior Securities	39
ITEM 4	Mine Safety Disclosures	39
ITEM 5	Other Information	39
ITEM 6	Exhibits	39
SIGNATURES		41

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$214,331	$139,147
Prepaid expenses and other current assets	861	3,033
Total current assets	215,192	142,180
Property and equipment, net	466	181
Restricted cash	61	51
Right-of-use assets, net	777	797
Total Assets	$216,496	$143,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,291	$507
Accrued expenses and other current liabilities	6,747	4,596
Lease liabilities	409	296
Total current liabilities	9,447	5,399
Lease liabilities, non-current	376	512
Total Liabilities	9,823	5,911
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 25,844,761 and 21,366,950 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	26	21
Additional paid-in capital	339,166	221,508
Accumulated deficit	(132,519)	(84,231)
Total Stockholders’ Equity	206,673	137,298
Total Liabilities and Stockholders’ Equity	$216,496	$143,209
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,210	$8,088	$28,104	$18,594
General and administrative	8,112	3,809	20,641	8,546
Total operating expenses	16,322	11,897	48,745	27,140
Loss from operations	(16,322)	(11,897)	(48,745)	(27,140)
Other income, net	17	400	457	1,153
Net loss and comprehensive loss	$(16,305)	$(11,497)	$(48,288)	$(25,987)
Net loss per share, basic and diluted	$(0.63)	$(8.10)	$(2.05)	$(18.37)
Weighted average shares outstanding, basic and diluted	25,797,282	1,419,064	23,544,035	1,414,475

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2020
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	—	—	(16,519)	(16,519)
Issuance of common stock upon exercise of stock options	—	—	3,530	—	4	—	4
Stock-based compensation expense	—	—		—	1,180	—	1,180
Balance at March 31, 2020	—	$—	21,370,480	$21	$222,692	$(100,750)	$121,963
Net loss	—	—	—	—	—	(15,464)	(15,464)
Issuance of common stock upon follow-on equity offering, net of issuance costs of $8,125	—	—	4,312,500	5	112,620	—	112,625
Issuance of common stock upon exercise of stock options	—	—	60,425	—	82	—	82
Stock-based compensation expense	—	—	—	—	1,609	—	1,609
Balance at June 30, 2020	—	$—	25,743,405	$26	$337,003	$(116,214)	$220,815
Net loss	—	—	—	—		(16,305)	(16,305)
Issuance of common stock upon exercise of stock options	—	—	87,755	—	173	—	173
Issuance of common stock upon vesting of restricted stock units	—	—	13,601	—	—		—
Stock-based compensation expense	—	—	—	—	1,990	—	1,990
Balance at September 30, 2020	—	$—	25,844,761	$26	$339,166	$(132,519)	$206,673

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2019
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	7,611,691	$43,001	1,411,966	$1	$276	$(38,520)	$(38,243)
Net loss	—	—	—	—	—	(3,760)	(3,760)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $146	6,015,431	84,852	—	—	—	—	—
Stock-based compensation	—	—	—	—	40	—	40
Balance at March 31, 2019	13,627,122	$127,853	1,411,966	$1	$316	$(42,280)	$(41,963)
Net loss	—	—	—	—	—	(10,730)	(10,730)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $2	566,159	$8,000	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,060	—	7	—	7
Stock-based compensation	—	—	—	—	1,175	—	1,175
Balance at June 30, 2019	14,193,281	$135,853	1,419,026	$1	$1,498	$(53,010)	$(51,511)
Net loss	—	—	—	—	—	(11,497)	(11,497)
Issuance of common stock upon exercise of stock options	—	—	231	—	—	—	—
Stock-based compensation	—	—	—		1,058	—	1,058
Balance at September 30, 2019	14,193,281	$135,853	1,419,257	$1	$2,556	$(64,507)	$(61,950)

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(48,288)	$(25,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,779	2,273
Depreciation and amortization	57	6
Reduction in the carrying amount of the right-of-use assets	285	84
Changes in assets and liabilities:
Prepaid expenses and other assets	2,172	(4,227)
Accounts payable	1,784	1,211
Change in lease liabilities	(283)	(77)
Accrued expenses and other current liabilities	2,146	2,441
Net cash used in operating activities	(37,348)	(24,276)
Cash flows from investing activities
Purchase of property and equipment	(342)	(117)
Net cash used in investing activities	(342)	(117)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	92,852
Payment of deferred offering costs	—	(1,365)
Proceeds from follow-on equity offering, net of issuance costs	112,625	—
Proceeds from the issuance of common stock upon exercise of stock options	259	7
Net cash provided by financing activities	112,884	91,494
Net increase in cash, cash equivalents and restricted cash	75,194	67,101
Cash, cash equivalents and restricted cash at the beginning of the period	139,198	5,228
Cash, cash equivalents and restricted cash at the end of the period	$214,392	$72,329

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$214,331	$72,278
Restricted cash	61	51
Cash, cash equivalents and restricted cash	$214,392	$72,329
Supplemental cash flow information
Right-of-use for office space and office equipment acquired through leases	$320	$897
Supplemental non-cash flow information
Unpaid offering costs	$—	$754
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements

1.    Nature of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business
Oyster Point Pharma, Inc. (the Company) was incorporated in the state of Delaware on June 30, 2015. From inception through September 30, 2020, the Company has been primarily engaged in business planning, research, clinical development of its lead therapeutic product candidates, recruiting and raising capital. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical therapies to treat ocular surface diseases. The Company’s principal office is located in Princeton, New Jersey.
In October 2019, the Company effected a 2.832861-for-1 reverse stock split of the Company’s common stock and redeemable convertible preferred stock. The par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, redeemable convertible preferred stock, stock options, and related per share amounts for the period through October 18, 2019 have been retroactively adjusted to give effect to the reverse stock split.
Liquidity

The Company incurred net losses of $48.3 million and $26.0 million for the nine months periods ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $132.5 million as of September 30, 2020.
The Company has historically financed its operations primarily through the sale and issuance of its securities. The Company completed its initial public offering (IPO) in November of 2019 selling 5,750,000 shares of common stock at a price of $16.00 per share. The net proceeds from the offering were $82.1 million. On May 19, 2020, the Company completed its follow-on equity offering selling 4,312,500 shares of common stock at a price of $28.00 per share. The net proceeds from the offering were $112.6 million. For further discussion on changes in the Company's capital structure, see Note 4. Stockholders' Equity.
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
The Company had cash and cash equivalents of $214.3 million as of September 30, 2020. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the date of issuance of these financial statements.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of September 30, 2020 and as of December 31, 2019, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies various aspects related to the accounting for income taxes. This ASU removes exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 in the second quarter of 2020 and its adoption did not have a material effect on the Company's financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 effective January 1, 2020 and its adoption did not have a material effect on the Company’s financial statements and related disclosures.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
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

As of September 30, 2020, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$213,331	$—	$—	$213,331
Total fair value of assets	$213,331	$—	$—	$213,331

As of December 31, 2019, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$138,147	$—	$—	$138,147
Total fair value of assets	$138,147	$—	$—	$138,147

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
instruments. The Company's investment portfolio is maintained in accordance with its investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

3.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	2,230	1,214
Accrued professional services	1,311	1,163
Accrued research and development expense	3,206	2,219
Total accrued expenses and other current liabilities	$6,747	$4,596

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
4.    Stockholders' Equity
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company reserved common stock for future issuance as follows:

	September 30, 2020	December 31, 2019
Outstanding options under the 2016 Plan	2,590,886	2,748,434
Outstanding options under the 2019 Plan	614,945	29,466
Equity awards available for grant under the 2019 Plan	2,113,001	2,747,047
Unvested restricted stock units (RSUs)	63,929	23,125
Shares reserved for purchase under the ESPP (a)	270,000	270,000
Total	5,652,761	5,818,072

(a) — Employee Stock Purchase Plan approved in October 2019, as further described in Note 5. Equity Incentive Plans.

Changes in Capital Structure
During the nine months ended September 30, 2020, the Company issued 151,710 shares of common stock as a result of stock options exercises, as well as 13,601 shares of common stock due to vesting of the RSUs, as further described in Note 5, Equity Incentive Plans.
On May 19, 2020, the Company completed its follow-on public offering selling 4,312,500 shares of common stock at a price to the public of $28.00 per share. The net proceeds from the offering were $112.6 million.
On November 4, 2019, upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 14,193,281 shares of the Company’s common stock and $135.9 million of mezzanine equity was reclassified to common stock and additional paid-in capital. As of September 30, 2020, and December 31, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.
In October 2019, the Company effected a 2.832861-for-1 reverse stock split of the Company’s common stock and redeemable convertible preferred stock. The par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, redeemable convertible preferred stock, stock options, and related per share amounts for the period through October 18, 2019 have been retroactively adjusted to give effect to the reverse stock split.
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
In October 2019, the Company’s BOD and stockholders approved the 2019 Employee Stock Purchase Plan (the ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, and pursuant to which 270,000 shares of common stock were reserved for future issuance. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. There have been no ESPP purchases to date.
Stock Options
The following table summarizes stock option activity under the 2016 Plan and the 2019 Plan during the nine months ended September 30, 2020 (in thousands, except share, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2020	2,777,900	$4.59	8.7	$55,146
Options granted	586,729	32.22
Options exercised	(151,710)	1.71		3,911
Options canceled	(7,088)	17.52		91
Balance, September 30, 2020	3,205,831	9.75	8.3	42,912
Shares vested and exercisable as of September 30, 2020	1,424,602	3.16	7.7	25,577
Vested and expected to vest as of September 30, 2020	3,205,831	$9.75	8.3	$42,912

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $23.64 per share. As of September 30, 2020, the total unrecognized stock-based compensation expense for stock options was $19.5 million, which is expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock Units
Restricted stock units (RSUs) consist of restricted stock unit awards which are granted to the Company's directors. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company's common stock.
Activity with respect to the Company's restricted stock units during the nine months ended September 30, 2020 was as follows (in thousands, except share, contractual term, and per share data):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	23,125	$16.00	2.8	$565
Restricted stock units granted	54,405	28.03		1,525
Restricted stock units vested	(13,601)	28.03		—
Balance, September 30, 2020	63,929	23.68	1.2	1,350
Unvested and expected to vest as of September 30, 2020	63,929	$23.68	1.2	$1,350

As of September 30, 2020, the total unrecognized stock-based compensation expense for RSUs was $1.3 million, which is expected to be recognized over a weighted average period of 1.2 years.
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
Stock-Based Compensation Expense
Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$246	$203	$702	$417
General and administrative	1,744	855	4,077	1,856
Total stock-based compensation expense	$1,990	$1,058	$4,779	$2,273

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,305)	$(11,497)	$(48,288)	$(25,987)
Denominator:
Weighted average shares outstanding, basic and diluted	25,797,282	1,419,064	23,544,035	1,414,475
Net loss per share, basic and diluted	$(0.63)	$(8.10)	$(2.05)	$(18.37)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2020	2019
Series A redeemable convertible preferred stock	—	7,611,691
Series B redeemable convertible preferred stock	—	6,581,590
Options to purchase common stock	3,205,831	2,559,935
Unvested restricted stock units	63,929	—
Total	3,269,760	16,753,216

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
7.    Leases
Lease Obligations
In April 2019, the Company entered into a non-cancelable operating lease for office space in Princeton, New Jersey, commencing on July 1, 2019, for a period of three years from the commencement date. In January 2020, the Company amended this lease to include additional office space, with the same terms as the original lease. Total future minimum lease payments under this amendment are $0.8 million as of September 30, 2020. The total lease payments required over the life of this lease are $1.2 million. The remaining lease term was 1.8 years as of September 30, 2020. Rent expense was $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company leases certain office equipment under finance leases with remaining lease terms of 1.9 to 2.6 years. At the commencement date, the Company determined the amount of lease liability using a discount rate of 3%, which management determined represents the rate implicit in the lease. Interest expense and amortization expense for the finance leases were immaterial for the three and nine months ended September 30, 2020 and 2019, respectively.
Supplemental balance sheet information for the leases is as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use asset	$739	$783
Finance lease right-of-use asset	38	14
Total right-of-use asset	$777	$797

Operating lease liabilities	$391	$290
Finance lease liabilities	18	6
Total lease liabilities	$409	$296

Operating lease liabilities, non-current	$353	$500
Finance lease liabilities, non-current	23	12
Total lease liabilities, non-current	$376	$512

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of September 30, 2020	Finance Leases	Operating Leases	Total
2020 (remainder)	$5	$107	$112
2021	18	432	450
2022	16	254	270
2023	4	—	4
Total undiscounted cash flows	43	793	836
Less: imputed interest	(2)	(49)	(51)
Total lease liability	41	744	785
Less: current portion	(18)	(391)	(409)
Lease liability	$23	$353	$376

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
8.    Commitments and Contingencies
Asset Purchase of OC-02
In October 2016, the Company entered into an asset purchase agreement pursuant to which it acquired the compound OC-02. The agreement provides for milestone payments of up to $37.0 million upon achievement of certain milestone events. The agreement also provides for royalty payments in the mid-single digit percentage on covered product net worldwide sales. The Company’s obligation to pay royalties will terminate at the latter of patent expiration in each country or ten years. In addition, the Company is required to pay 15% of any (i) licensing revenue received that is related to OC-02 and (ii) revenue received from the sale of OC-02, up to a maximum aggregate amount of $10.0 million. No milestone was achieved or probable to be achieved or royalties payable accrued as of September 30, 2020 and as of December 31, 2019.
License Agreement
On October 18, 2019, the Company entered into a non-exclusive patent license agreement (the License Agreement) with Pfizer, which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 varenicline product. Under the terms of the agreement, the Company made an upfront payment to Pfizer of $5 million. If the Company commercializes OC-01, it may be required to pay a single milestone payment in the very low double-digit millions and tiered royalties on net sales of OC-01 at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer will commence upon the first commercial sale of OC-01 and will expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. No milestone was achieved or probable to be achieved or royalties payable accrued as of September 30, 2020 and as of December 31, 2019.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the Company's historical financial condition and results of operation. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three and nine months ended September 30, 2020 and 2019. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

•Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;
•Results of operations, including an explanation of significant differences between the periods in the specific line items of the condensed statements of operations;
•Financial condition addressing the Company's liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and
•Critical accounting policies which are most important to both the portrayal of the Company's financial condition and results of operations.

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

Executive Summary

Introduction and Overview

Oyster Point Pharma, Inc. is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ocular surface diseases. The Company's lead product candidate OC-01 (varenicline), a highly selective nicotinic acetylcholine receptor (nAChR) agonist, is being developed as a nasal spray to treat the signs and symptoms of dry eye disease. OC-01’s novel mechanism of action is designed to re-establish tear film homeostasis by activating the trigeminal parasympathetic pathway and stimulating the glands and cells responsible for natural tear film production. Based on OC-01’s clinical trial results and its novel mechanism of action, the Company believes OC-01, if approved, has the potential to become the new standard of care and redefine how dry eye disease is treated for millions of patients. The Company believes that targeting the parasympathetic nervous system through the use of locally administered cholinergic agonists has the potential to treat a wide range of diseases and disorders. The Company has identified several additional indications, including the ones outside of ophthalmology, where this approach could provide a meaningful benefit to patients.

Since its formation in June 2015, the Company has devoted substantially all of its resources to developing its product candidates. The Company has incurred significant operating losses to date. The Company’s net losses were $48.3 million and $26.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $132.5 million. The Company expects that its operating expenses will increase significantly as it advances its product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization; acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio; and hires additional personnel. In addition, the Company has incurred and will continue to incur additional costs associated with operating as a public company.

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

The Company plans to continue to use third-party service providers, including clinical research organizations (CROs) and contract manufacturing organization (CMOs), to carry out its preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of its product candidates. The Company does not currently have a sales force. If OC-01 is approved, the Company intends to deploy a specialty sales force of approximately 150 to 200 field representatives.

Recent Events

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

During the nine months ended September 30, 2020, financial results of the Company were not significantly affected by the SARS-CoV-2 virus pandemic. However, the extent to which the SARS-CoV-2 virus outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the impact of the SARS-CoV-2 virus pandemic on its trials, expected timelines and costs, as well as potential supply-chain challenges as it prepares itself for commercialization of the OC-01 candidate and as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the industry.

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

The ultimate impact of the SARS-CoV-2 virus pandemic or a similar health epidemic is highly uncertain and subject to change. The Company has taken a variety of measures to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees. These measures include requiring remote working arrangements for employees, which will continue through the first quarter of 2021, investing in personal protective equipment, and providing sick leave to affected employees. In addition, Company management is currently evaluating and developing an implementation plan for employees’ safe return to the office once that option becomes feasible. The Company will continue to actively monitor the evolving situation related to the SARS-CoV-2 virus pandemic and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees, partners and other third-parties with whom the Company does business. At this point, the full extent to which the SARS-CoV-2 virus pandemic may affect the Company’s business, operations, preclinical and clinical development and commercialization timelines and plans, including the resulting impact on its expenditures and capital needs, remains uncertain.

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenue

The Company has not generated any revenue from product sales and does not expect to do so in the near future.

Operating Expenses

Research and Development Expenses

Substantially all of the Company’s research and development expenses consist of expenses incurred in connection with the development of its product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for employees dedicated to the Company’s research and product development. The Company expenses both internal and external research and development expenses as they are incurred.

The Company does not allocate its costs by product candidate, as a significant amount of research and development expenses includes internal costs, such as payroll and other personnel expenses, laboratory supplies, and external costs, such as fees paid to third parties to conduct research and development activities on the Company's behalf, are not tracked by product candidate. Several of the Company's departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The Company tracks its research and development expenses by type of activity: clinical and preclinical, chemistry, manufacturing and controls (CMC), and other costs.

The Company is focusing substantially all of its resources on the development of its product candidates, particularly OC-01. The Company expects its research and development expenses to increase for at least the next few years, as it seeks to initiate additional clinical trials for its product candidates, complete its clinical programs, and prepare for the potential regulatory approval of these product candidates. Predicting the timing or cost to complete the Company’s clinical programs or validation of its commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of the Company’s control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that it currently anticipates, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, the Company is unable to predict when or if its product candidates will receive regulatory approval with any certainty.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, certain commercial planning expenses, rent, office equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

The Company anticipates that its general and administrative expenses will increase as a result of increased personnel costs, commercial planning expenses, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on money market funds, which are included in cash and cash equivalents on the Company's condensed balance sheets.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Research and development:
Clinical, preclinical	$2,148	$3,356	$(1,208)	(36)%
Chemistry, manufacturing and controls (CMC)	4,676	4,283	393	9%
Other	1,386	449	937	209%
Total research and development	8,210	8,088	122	2%
General and administrative	8,112	3,809	4,303	113%
Loss from operations	(16,322)	(11,897)	(4,425)	37%
Other income, net	17	400	(383)	(96)%
Net loss	$(16,305)	$(11,497)	$(4,808)	42%

Research and Development Expenses

Research and development expenses remained relatively consistent during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The Company's clinical, preclinical expense was $1.2 million lower during the third quarter of 2020 primarily due to the completion of the ONSET-2 Phase 3 clinical trial in May 2020. The Company incurred higher CMC and other research and development expense of $1.3 million primarily due to the continued advancement of OC-01, as well as costs associated with the NDA submission planned in the fourth quarter of 2020.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due to higher headcount and reflects an increase in payroll-related expense, including stock-based compensation of $2.1 million. The Company incurred higher commercial planning expenses of $1.0 million in anticipation of a U.S. launch of OC-01, if approved, in the fourth quarter of 2021. Additionally, there was an increase in other general and administrative expenses of $1.2 million due to expansion of the Company's organization and operating as a publicly traded company.

Other Income, Net

Other income, net decreased by $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower rate of return on the money market funds earned during the period.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Research and development:
Clinical, preclinical	$10,141	$6,838	$3,303	48%
Chemistry, manufacturing and controls (CMC)	14,236	10,769	3,467	32%
Other	3,727	987	2,740	278%
Total research and development	28,104	18,594	9,510	51%
General and administrative	20,641	8,546	12,095	142%
Loss from operations	(48,745)	(27,140)	(21,605)	80%
Other income, net	457	1,153	(696)	(60)%
Net loss	$(48,288)	$(25,987)	$(22,301)	86%

Research and Development Expenses
Research and development expenses increased by $9.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in clinical, preclinical, and CMC expense of $6.8 million was primarily due to an increase in expense related to CROs and CMOs in connection with the advancement of OC-01. The increase of $2.7 million in other research and development expense primarily relates to an increase in costs related to data management, quality and regulatory costs incurred in connection with the advancement of OC-01, as well as higher employee headcount, which resulted in an increase in payroll-related expense.

General and Administrative Expenses

General and administrative expenses increased by $12.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by additional payroll-related expense, including stock-based compensation of $5.9 million, higher other general and administrative expenses of $4.6 million due to expansion of the Company's organization, as well as additional costs incurred by the Company due to operating as a publicly traded company. The Company incurred higher commercial planning expenses of $1.6 million in anticipation of a U.S. launch of OC-01, if approved, in the fourth quarter of 2021.

Other Income, Net

Other income, net decreased by $0.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower rate of return on the money market funds earned during the period.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $214.3 million and $139.1 million, respectively.
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

To date, the Company has not generated any revenue. Since its formation in June 2015, the Company has devoted substantially all of its resources to developing its product candidates. It has incurred net losses of $48.3 million and $26.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $132.5 million. The Company expects that operating expenses will increase significantly as it advances its product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization; acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces intellectual property portfolio; and hires additional personnel. In addition, the Company has incurred and will continue to incur additional costs associated with operating as a public company. The Company does not expect to generate any meaningful revenue unless and until it obtains regulatory approval of and commercializes any of its product candidates or decides to enter into collaborative agreements with third parties. The Company expects to continue to incur significant losses for the foreseeable future, and expects the losses to increase as it continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business.

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

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash (used in) provided by:
Operating activities	$(37,348)	$(24,276)	$(13,072)
Investing activities	(342)	(117)	(225)
Financing activities	112,884	91,494	21,390
Net increase in cash and cash equivalents	$75,194	$67,101	$8,093

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $13.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to higher net loss adjusted for non-cash items during the period, partially offset by an increase in working capital of $6.5 million driven primarily by the timing of payments to the Company's service providers. The Company's higher net loss was driven by the continued development of the Company's product candidates and preparation to submit an NDA for the Company's lead product candidate, OC-01, to the FDA in the fourth quarter of 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily related to partial payment for equipment to be used in manufacturing for OC-01.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $21.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to the higher proceeds generated from the Company's follow-on offering on May 19, 2020, compared to the proceeds received for the issuance of redeemable preferred stock during the nine months ended September 30, 2019.

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes from the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, the Company had cash equivalents of $213.3 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of Company's cash equivalents or on its future interest income.

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

As of September 30, 2020, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of September 30, 2020 due to the material weaknesses in the Company's control environment and formal accounting policies identified in the Annual Report on Form 10-K for the year ended December 31, 2019. The first previously identified material weakness is that the Company did not design or maintain an effective control environment commensurate with its financial reporting requirements and specifically, the Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to an additional material weakness in that the Company did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliation and journal entries.

Notwithstanding the identified material weaknesses, management, including Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

The Company is committed to remediating the material weaknesses in its control environment and formal accounting policies, procedures and controls. The Company initiated a remediation plan at the beginning of 2020 and has implemented the following actions as of November 5, 2020: (i) hired additional qualified accounting, finance and IT personnel to ensure proper analysis, recording and disclosure of accounting matters in a timely and accurate manner; (ii) designed and implemented month-end processes and control procedures to assist in the accounting and financial reporting close cycles, and (iii) implemented and adopted formal accounting policies and procedures. While the Company has made progress in implementing the remediation initiatives outlined above, these actions alone were not sufficient to fully remediate the material weaknesses in internal control discussed above. Company management will continue to review the effectiveness of its internal control policies, procedures and controls and make changes or implement further actions as needed. After the remediation plan is fully implemented, the Company intends to perform testing to determine operating effectiveness of its internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise disclosed above, there have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A — Risk Factors.

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2019 Form 10-K. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its 2019 Form 10-K.

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

The Company has devoted a significant portion of its financial resources and business efforts to the development of OC-01 for the treatment of dry eye disease. Although it is also developing OC-01 for other indications and a second product candidate OC-02, the Company does not anticipate receiving marketing approvals for any product candidates other than OC-01 in the next several years. The Company's ability to generate revenues from product sales will depend on its obtaining marketing approval for and commercializing OC-01, and it cannot accurately predict when or if OC-01 will receive marketing approval for dry eye disease or a secondary indication. Because the Company has focused its resources and efforts on developing OC-01 for dry eye disease, it has limited resources and may fail to commit adequate resources to, or delay the pursuit of opportunities for, other indications or other product candidates that may have greater commercial potential, and its resource allocation decisions may cause the Company to fail to capitalize on viable product candidates and profitable market opportunities. If the Company fails to successfully develop OC-01 for dry eye disease, it may not be able to identify, assess and develop OC-01 for other indications or OC-02 or a second lead product candidate or other product candidates on a timely basis, which could materially affect Company's business, financial condition, results of operations and growth prospects.

OC-01 uses a novel and unproven therapeutic approach and mechanism of action to treat dry eye disease and therefore its efficacy and safety are difficult to predict, and there is no guarantee that OC-01 or any other product candidates will be approved by the FDA.

The Company is developing OC-01 as a preservative-free, aqueous nasal spray that will stimulate the lacrimal functional unit (LFU) to produce natural tear film. To the Company’s knowledge, OC-01 represents the first pharmacological treatment approach for dry eye disease that is aimed at stimulating the LFU. Other than with respect to data from studies and trials of OC-01 and OC-02, there is limited or no clinical evidence showing that natural tear film can be produced through the stimulation of the LFU. For instance, even though OC-01 has shown promising results in preclinical studies and clinical trials for the treatment of dry eye disease, the Company may not succeed in demonstrating safety and efficacy of OC-01 for other indications, including neurotrophic keratitis (NK), which is the disease being studied in OLYMPIA, the Company’s upcoming Phase 2 clinical trial. Advancing OC-01 as a novel product creates significant challenges for the Company, including:

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

The Company cannot guarantee that OC-01 or any of its other future product candidates will be approved by the FDA. Product candidates in later-stage clinical trials often fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having successfully progressed through preclinical studies and other clinical trials. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, although OC-01 met the primary endpoint in ONSET-2 in both the 1.2 mg/ml and 0.6 mg/ml dose groups, OC-01 nasal spray did not meet the secondary endpoint for patient-reported symptoms of eye dryness in a Controlled Adverse Environment (CAE) and other secondary endpoints in either dose group. Following completion of ONSET-2, the Company conducted additional analyses on a post-hoc basis of the data from its ONSET-2 study to support its planned NDA submission. The Company may also conduct additional post-hoc analyses on the results of clinical trials in the future. Post-hoc analyses performed after unmasking trial results can result in the introduction of bias, may not be predictive of success in any future clinical trials and are given less weight by regulatory authorities than pre-specified analyses. Additionally, the Company cannot guarantee that the safety profile of OC-01 in healthy volunteers and patients with dry eye disease will be replicated in trials and studies for other indications, such as NK. Assessments of efficacy can vary widely for a particular participant, and from participant to participant and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, the Company’s clinical trial outcomes. In addition, participants treated with OC-01 may also be treated with other investigational drugs, prescription drugs or even over-the-counter treatments following the treatment period of the Company’s OC-01 studies, any of which can cause side effects or adverse events that are unrelated to the Company’s product candidate, but which are observed during the long-term safety follow-up for OC-01. The occurrence of such side effects or adverse events could have a negative impact on OC-01’s safety profile.

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
•ECP's and participants' perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications the Company is investigating;
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

Each of the Company’s product candidates may require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, achieving and maintaining commercial-scale supply, building of a commercial organization, substantial investment and significant marketing efforts before the Company generates any revenues from product sales. The Company is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and it may never receive such regulatory approval for any of its product candidates. The Company may experience delays in its ongoing clinical trials and it does not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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
•the Company may experience delays due to the SARS-CoV-2 virus pandemic, including with respect to the receipt of product candidates or other materials, submission of New Drug Application, or NDAs, filing of Investigational New Drug Application, or INDs and starting any clinical trials for other indications or programs; and
•the Company may experience manufacturing delays due to the SARS-CoV-2 virus pandemic in its supply chain caused by a shortage of raw materials, a lack of employees on site at its suppliers due to illness, or a lack of productivity at its suppliers due to local or national government quarantine restrictions on coming to the workplace.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, on July 24, 2020, President

Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Company expects that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that the Company receives for any approved product. It is possible that additional governmental action is taken to address the SARS-CoV-2 virus pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to generate revenue, attain profitability or commercialize its product candidates.
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

OYSTER POINT PHARMA, INC.

Date: November 5, 2020	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: November 5, 2020	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer