Form 10-Q
period 2021-03-31
Oyster Point Pharma, Inc.
filed 2021-05-06
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission File Number: 001-39112

OYSTER POINT PHARMA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1030955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
202 Carnegie Center, Suite 109 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 382-9032

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	OYST	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of April 30, 2021, the registrant had 25,977,778 shares of common stock, $0.001 par value per share, outstanding.

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
i

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
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied on as predictions of future events. The events and circumstances reflected in these forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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

ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$175,910	$192,585
Prepaid expenses and other current assets	6,738	3,782
Total current assets	182,648	196,367
Property and equipment, net	1,121	804
Restricted cash	61	61
Other assets	30	—
Right-of-use assets, net	912	678
Total Assets	$184,772	$197,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,093	$2,279
Accrued expenses and other current liabilities	6,110	8,285
Lease liabilities	533	418
Total current liabilities	13,736	10,982
Lease liabilities, non-current	388	269
Total Liabilities	14,124	11,251
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 25,960,788 and 25,890,490 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	344,282	341,384
Accumulated deficit	(173,660)	(154,751)
Total Stockholders’ Equity	170,648	186,659
Total Liabilities and Stockholders’ Equity	$184,772	$197,910
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$5,828	$11,340
Selling, general and administrative	13,092	5,589
Total operating expenses	18,920	16,929
Loss from operations	(18,920)	(16,929)
Other income, net	11	410
Net loss and comprehensive loss	$(18,909)	$(16,519)
Net loss per share, basic and diluted	$(0.73)	$(0.77)
Weighted average shares outstanding, basic and diluted	25,924,096	21,367,532

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	(16,519)	(16,519)
Issuance of common stock upon exercise of stock options	3,530	—	4	—	4
Stock-based compensation expense	—	—	1,180	—	1,180
Balance at March 31, 2020	21,370,480	$21	$222,692	$(100,750)	$121,963

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(18,909)	$(16,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,680	1,180
Depreciation	23	17
Reduction in the carrying amount of the right-of-use assets	110	92
Changes in assets and liabilities:	—
Prepaid expenses and other current assets	(2,949)	645
Accounts payable	4,812	6,384
Change in lease liabilities	(109)	(93)
Accrued expenses and other current liabilities	(2,158)	(2,118)
Other assets	(30)	—
Net cash used in operating activities	(16,530)	(10,412)
Cash flows from investing activities
Purchase of property and equipment	(340)	(99)
Net cash used in investing activities	(340)	(99)
Cash flows from financing activities
Payment of deferred offering costs	(23)	—
Proceeds from the exercise of stock options	218	4
Net cash provided by financing activities	195	4
Net decrease in cash, cash equivalents and restricted cash	(16,675)	(10,507)
Cash, cash equivalents and restricted cash at the beginning of the period	192,646	139,198
Cash, cash equivalents and restricted cash at the end of the period	$175,971	$128,691

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$175,910	$128,630
Restricted cash	61	61
Cash, cash equivalents and restricted cash	$175,971	$128,691
Supplemental cash flow information
Right-of-use for office space and office equipment acquired through leases	$344	$320
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements

1.    Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business

Oyster Point Pharma, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical therapies to treat ocular surface diseases. The Company’s principal office is located in Princeton, New Jersey. From inception through March 31, 2021, the Company has been engaged in business planning, research, clinical development of its therapeutic product candidates, recruiting and raising capital.

Liquidity

The Company incurred net losses of $18.9 million and $16.5 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $173.7 million as of March 31, 2021. The Company expects to incur an increase in expense related to the Company's preparation for the commercialization of its lead product candidate, OC-01 (varenicline) nasal spray, if approved by the U.S. Food and Drug Administration (FDA), including to establish commercial scale manufacturing arrangements and to provide for the marketing, commercial operations and distribution of the product. The Company expended and will continue to expend additional funds to complete the research, development and clinical testing of its product candidates. The Company will require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce and or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce and or eliminate the scope of one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations.

The Company is subject to risks and uncertainties as a result of the SARS-CoV-2 virus pandemic. The pandemic and any related public health developments, have adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic or the full extent of its effects on the Company's financial condition, liquidity or results of operations.

The Company had cash and cash equivalents of $175.9 million as of March 31, 2021. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the date of issuance of these financial statements.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of March 31, 2021 and as of December 31, 2020, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company's accounting policies from those disclosed in the financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB) under its accounting standard codifications (ASC) or other standard setting bodies and are adopted by the Company as of the specified effective date, unless otherwise discussed below.

ASU 2020-10 — In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The amendments in ASU 2020-10 are effective for annual periods beginning after December 15, 2020, for public business entities. The Company adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on the Company’s financial statements and related disclosures.

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

As of March 31, 2021, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Fair Value Measurements at March 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$174,910	$—	$—	$174,910
Total fair value of assets	$174,910	$—	$—	$174,910

As of December 31, 2020, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$191,585	$—	$—	$191,585
Total fair value of assets	$191,585	$—	$—	$191,585

Money market funds are included in cash and cash equivalents on the Company's condensed balance sheets and are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices.

The carrying amounts reflected in the Company's condensed balance sheets for cash equivalents, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses and other liabilities approximate their fair values, due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are money market funds, which are included in cash and cash equivalents on the Company's condensed balance sheets. The Company attempts to minimize the risks related to cash and cash equivalents by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments. The Company's investment portfolio is maintained in accordance with its investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

3.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$2,081	$3,500
Accrued professional services	2,078	1,244
Accrued research and development expense	1,951	3,541
Total accrued expenses and other current liabilities	$6,110	$8,285

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
4.    Stockholders' Equity
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company reserved common stock for future issuance as follows:

	March 31, 2021	December 31, 2020
Outstanding options under the 2016 Equity Incentive Plan	2,487,560	2,567,566
Outstanding options under the 2019 Equity Incentive Plan	1,545,484	918,145
Equity awards available for grant under the 2019 Plan (1)	2,128,714	1,790,106
Unvested restricted stock units (RSUs)	140,595	61,215
Shares reserved for purchase under the ESPP	270,000	270,000
Total	6,572,353	5,607,032

(1) — Effective January 1, 2021, in connection with the evergreen provision under the 2019 Equity Incentive Plan (the 2019 Plan) 1,035,619 shares were added to the 2019 Plan.
Stock Options
The following table summarizes stock option activity under the 2016 Equity Incentive Plan and the 2019 Plan during the three months ended March 31, 2021 (in thousands, except share, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2021	3,485,711	$10.74	8.2	$36,506
Options granted	669,466	18.87
Options exercised	(55,046)	3.95		925
Options forfeited	(67,087)	16.27		335
Balance, March 31, 2021	4,033,044	12.09	8.2	34,041
Shares vested and exercisable as of March 31, 2021	1,788,572	5.93	7.4	24,180
Vested and expected to vest as of March 31, 2021	4,033,044	$12.09	8.2	$34,041

The weighted average fair value of options granted during the three months ended March 31, 2021 was $11.68 per share. As of March 31, 2021, the total unrecognized stock-based compensation expense for stock options was $26.5 million, which is expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock Units
Restricted stock units (RSUs) are granted to the Company's directors and employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company's common stock.
Activity with respect to the Company's restricted stock units during the three months ended March 31, 2021 was as follows (in thousands, except share, contractual term, and per share data):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	61,215	$23.83	1.4	$1,152
Restricted stock units granted	95,004	18.77		1,783
Restricted stock units vested	(15,252)	27.61		328
Restricted units forfeited	(372)	18.77		8
Balance, March 31, 2021	140,595	20.02	7.1	2,570
Unvested and expected to vest as of March 31, 2021	140,595	$20.02	7.1	$2,570

As of March 31, 2021, the total unrecognized stock-based compensation expense for RSUs was $2.5 million, which is expected to be recognized over a weighted average period of 3.0 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$366	$217
Selling, general and administrative	2,314	963
Total stock-based compensation expense	$2,680	$1,180

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(18,909)	$(16,519)
Denominator:
Weighted average shares outstanding, basic and diluted	25,924,096	21,367,532
Net loss per share, basic and diluted	$(0.73)	$(0.77)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2021	2020
Options to purchase common stock	4,033,044	3,261,499
Unvested restricted stock units	140,595	23,125
Total	4,173,639	3,284,624

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Leases
The Company is party to several operating and finance lease agreements related to office and laboratory space and office equipment.
In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under the Company's lease agreements are $0.9 million as of March 31, 2021.
Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use asset	$882	$644
Finance lease right-of-use asset	30	34
Total right-of-use asset	$912	$678

Operating lease liabilities	$515	$400
Finance lease liabilities	18	18
Total lease liabilities	$533	$418

Operating lease liabilities, non-current	$373	$250
Finance lease liabilities, non-current	15	19
Total lease liabilities, non-current	$388	$269

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of March 31, 2021	Finance Leases	Operating Leases	Total
2021 (remainder)	$14	$414	$428
2022	16	376	392
2023	4	126	130
2024	—	21	21
Total undiscounted cash flows	34	937	971
Less: imputed interest	(1)	(49)	(50)
Total lease liability	33	888	921
Less: current portion	(18)	(515)	(533)
Lease liability	$15	$373	$388

7.    Commitments and Contingencies
License Agreement
The Company is party to a non-exclusive patent license agreement with Pfizer, which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline) nasal spray product. Under the terms of the agreement, the Company made an upfront payment to Pfizer of $5 million during the year ended December 31, 2019. If the Company commercializes OC-01 (varenicline) nasal spray, it may be required to pay a single milestone payment in low double-digit millions and tiered royalties on net sales of OC-01(varenicline) nasal spray at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer would commence upon the first commercial sale of OC-01 (varenicline) nasal spray and expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
the last valid claims of the licensed patents. No milestone was achieved or probable to be achieved or royalties payable accrued as of March 31, 2021 and December 31, 2020.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company's business, financial position, results of operations, or statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three months ended March 31, 2021 and 2020. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

•Executive summary, including a description of the business and recent events that are important to understanding the results of operations and financial condition;
•Results of operations, including an explanation of significant differences between the periods in the specific line items of the condensed statements of operations;
•Financial condition addressing the Company's sources of liquidity, future funding requirements, cash flow, sources and uses of cash, updates to contractual obligations and commitments, and off-balance sheet arrangements; and
•Critical accounting policies, significant judgements and estimates, which are most important to both the portrayal of the Company's results of operations and financial condition.

Some of the information contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q, the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

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

The Company has no products approved for sale and has not generated revenue since its inception in 2015. The Company expects to finance its operations through private and public equity or debt financing, collaborative or other arrangements with corporate sources or through other sources of financing. The Company’s net losses were $18.9 million and $16.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $173.7 million. The Company expects that its selling, general and administrative expenses will increase as the Company prepares for the commercialization of its lead product candidate, OC-01 (varenicline) nasal spray, if approved by the FDA. Additionally, operating expenses will increase as the Company advances its other product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization; acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio; and hires additional personnel. In addition, the Company has incurred and will continue to incur additional costs associated with operating as a public company.

The Company plans to continue to use third-party service providers, including clinical research organizations (CROs) and contract manufacturing organization (CMOs), to carry out its preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of its product candidates. The Company does not currently have a sales force. If OC-01 (varenicline) nasal spray is approved, the Company intends to deploy a specialty sales force of approximately 150 to 200 field representatives targeting the top-prescribing ophthalmologists and optometrists in the United States.

Recent Events

Prescription Drug User Fee Act (PDUFA) target action date of October 17, 2021
The Company submitted a 505(b)(2) New Drug Application (NDA) for OC-01 (varenicline) nasal spray for the treatment of signs and symptoms of dry eye disease in December 2020. The FDA has assigned a PDUFA target action date of October 17, 2021 as the goal to complete its review of the NDA.
The Impact of the SARS-CoV-2 Virus Pandemic

During the three months ended March 31, 2021, financial results of the Company were not significantly affected by the SARS-CoV-2 virus pandemic. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the impact of the SARS-CoV-2 virus pandemic on its trials, expected timelines and costs, as well as potential supply-chain challenges as it prepares itself for commercialization of the OC-01 (varenicline) nasal spray candidate and as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the industry.

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

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Research and development:
Clinical, preclinical	$1,935	$6,112	$(4,177)	(68)%
Chemistry, manufacturing and controls (CMC)	5,625	3,837	1,788	47%
Other	(1,732)	1,391	(3,123)	(225)%
Total research and development	5,828	11,340	(5,512)	(49)%
Selling, general and administrative	13,092	5,589	7,503	134%
Loss from operations	(18,920)	(16,929)	(1,991)	12%
Other income, net	11	410	(399)	(97)%
Net loss	$(18,909)	$(16,519)	$(2,390)	14%

Research and Development Expenses

Research and development expenses decreased by $5.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The Company's clinical, preclinical expense was $4.2 million lower during the first quarter of 2021 as compared to the first quarter of 2020 primarily due to the completion of the ONSET-2 Phase 3 clinical trial in May 2020. The Company's CMC expense increased $1.8 million primarily due to the continued advancement of OC-01 (varenicline) nasal spray and expenses incurred in connection with the anticipated commercial launch of OC-01 (varenicline) nasal spray, if approved by the FDA.

In December 2020, the Company paid a fee of $2.9 million to the FDA under the Prescription Drug User Fee Act (PDUFA) in conjunction with the filing of its NDA for OC-01(varenicline) nasal spray. The Company filed a request with the FDA to grant a waiver and refund of the fee under the small business waiver provision of the PDUFA. Due to the uncertainty regarding the collectability of this refund, the Company recorded the filing fee in research and development expense in December 2020. In February 2021, the FDA granted the Company’s request for the waiver. The refund was recorded as a gain in other research and development expense for the three months ended March 31, 2021. The FDA refunded the application fee in April 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by additional payroll-related expenses of $4.6 million due to an increase in headcount, as well as higher commercial planning expenses of $1.7 million in anticipation of a U.S. launch of OC-01 (varenicline) nasal spray, if approved, in the fourth quarter of 2021. Additionally, there was an increase in other general and administrative expenses of $1.2 million due to an increase in costs for administrative and professional service fees and certain medical affairs costs.

Other Income, Net

Other income, net decreased by $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower rate of return on the money market funds earned during the period.
Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $175.9 million and $192.6 million, respectively.

Future Funding Requirements

Based on the current business plan, management believes that its available cash and cash equivalents will be sufficient to fund the Company's planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

On December 17, 2020, the Company submitted a 505(b)(2) NDA to the FDA for its first lead product candidate, OC-01 (varenicline) nasal spray for the treatment of signs and symptoms of dry eye disease. The Company expects to incur an increase in expense related to the Company’s preparation for the commercialization of OC-01 (varenicline) nasal spray, if approved, including expenses for the establishment of commercial scale manufacturing arrangements, and to prepare for market access, marketing, distribution and commercial operations. In addition, the Company will continue to expend funds to initiate, continue and or complete the research, development and clinical testing of its current and future product candidates.

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $18.9 million and $16.5 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $173.7 million as of March 31, 2021. The Company has historically financed its operations primarily through the sale and issuance of its securities. The Company does not expect to generate any meaningful revenue unless and until it obtains regulatory approval of and commercializes any of its product candidates or decides to enter into collaborative agreements with third parties. The Company is subject to all of the risks typically related to the development of new product candidates, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company will require additional funds to commercialize its products and fund operations for the foreseeable future. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce and or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce and or eliminate the scope of or eliminate one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations. The Company may seek to raise capital through private or public equity or debt financings, collaborative or other arrangement with corporate sources, or through other sources of financing.

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

Adequate funding may not be available to the Company on acceptable terms or at all, and any uncertainty and volatility in capital markets caused by the SARS-CoV-2 virus pandemic may negatively impact the availability and cost of capital. The Company's failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development programs and clinical trials or may also be required to sell or license to others rights to its product candidates in certain territories or indications that it would prefer to develop and commercialize itself. If the Company is required to enter into collaborations and other arrangements to supplement its funds, it may have to give up certain rights that limit its ability to develop and commercialize the product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially affect its business, results of operation and financial condition.

See Item 1A. Risk Factors to the Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks associated with the Company's substantial capital requirements.

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash (used in) provided by:
Operating activities	$(16,530)	$(10,412)	$(6,118)
Investing activities	(340)	(99)	(241)
Financing activities	195	4	191
Net decrease in cash and cash equivalents	$(16,675)	$(10,507)	$(6,168)

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $6.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to higher net loss adjusted for non-cash items during the period, as well as a decrease in working capital of $5.2 million driven primarily by the timing of payments to the Company's service providers. The Company's higher net loss was driven by the continued development of the Company's product candidates and preparation for the commercial launch of the Company's main product candidate, OC-01 (varenicline) nasal spray, if approved, in the fourth quarter of 2021.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily related to partial payments for equipment to be used in manufacturing of OC-01 (varenicline) nasal spray.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in the proceeds received from the exercise of stock options during the three months ended March 31, 2021.

Contractual Obligations and Commitments

In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under this agreement are $0.4 million.

As of March 31, 2021, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies to the Company's unaudited interim condensed financial statements included in this Quarterly Report.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2021, the Company had cash equivalents of $174.9 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of the Company's cash equivalents or on its future interest income.

The Company does not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presented herein.

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings.
None.

ITEM 1A — Risk Factors.

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company submitted an NDA for OC-01 (varenicline) nasal spray for the treatment of signs and symptoms of dry eye disease in December 2020, and the FDA has assigned a PDUFA target action date of October 17, 2021 as the goal to complete its review of the NDA. The Company is seeking FDA approval through the Section 505(b)(2) regulatory pathway for OC-01 (varenicline) nasal spray. Section 505(b)(2) of the FFDCA permits the submission of a New Drug Application (NDA) where some or all of the data required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Company's ability to rely on certain of the FDA’s findings of safety and effectiveness in approval of another NDA or on studies published in the scientific literature will depend on its ability to demonstrate the relevance to OC-01 (varenicline) nasal spray.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. On February 10, 2021, President Biden withdrew the federal government’s support for overturning the ACA. Although the United States Supreme Court has not yet ruled on the constitutionality of the ACA, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how such litigation and other efforts to repeal and replace the ACA and the healthcare reform measures of the Biden administration will impact the ACA and the Company's business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Legislation is currently pending in Congress that would further extend the suspension through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's product candidates, if approved, and accordingly, the financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA also released a final rule, on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The Implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

OYSTER POINT PHARMA, INC.

Date: May 6, 2021	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: May 6, 2021	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer