Form 10-Q
period 2021-06-30
Oyster Point Pharma, Inc.
filed 2021-08-05
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of July 30, 2021, the registrant had 26,014,621 shares of common stock, $0.001 par value per share, outstanding.

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
•the Company's estimates of the number of patients in the United States who suffer from dry eye disease, and the number of patients that will enroll in its clinical trials;
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
•continued reliance on third parties to conduct additional clinical trials of the Company's product candidates, and for the manufacture and supply of product candidates, components for preclinical studies and clinical trials and potentially for commercial supply;
•the Company’s ability to recruit and retain key personnel needed to develop and commercialize the Company’s product candidates, if approved, and to grow the Company;
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
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2021. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied on as predictions of future events. The events and circumstances reflected in these forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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

ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$154,805	$192,585
Prepaid expenses and other current assets	4,081	3,782
Total current assets	158,886	196,367
Property and equipment, net	1,743	804
Restricted cash	61	61
Other assets	30	—
Right-of-use assets, net	783	678
Total Assets	$161,503	$197,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,332	$2,279
Accrued expenses and other current liabilities	6,594	8,285
Lease liabilities	545	418
Total current liabilities	9,471	10,982
Lease liabilities, non-current	248	269
Total Liabilities	9,719	11,251
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,006,437 and 25,890,490 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	347,434	341,384
Accumulated deficit	(195,676)	(154,751)
Total Stockholders’ Equity	151,784	186,659
Total Liabilities and Stockholders’ Equity	$161,503	$197,910
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,730	$8,554	$12,558	$19,894
Selling, general and administrative	15,296	6,940	28,388	12,529
Total operating expenses	22,026	15,494	40,946	32,423
Loss from operations	(22,026)	(15,494)	(40,946)	(32,423)
Other income, net	10	30	21	440
Net loss and comprehensive loss	$(22,016)	$(15,464)	$(40,925)	$(31,983)
Net loss per share, basic and diluted	$(0.85)	$(0.66)	$(1.58)	$(1.43)
Weighted average shares outstanding, basic and diluted	25,989,913	23,442,530	25,957,186	22,405,031

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648
Net loss	—	—	—	(22,016)	(22,016)
Issuance of common stock upon exercise of stock options	28,748	—	104	—	104
Issuance of common stock upon vesting of restricted stock units	16,901	—	—	—	—
Stock-based compensation expense	—	—	3,048	—	3,048
Balance at June 30, 2021	26,006,437	$26	$347,434	$(195,676)	$151,784

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	(16,519)	(16,519)
Issuance of common stock upon exercise of stock options	3,530	—	4	—	4
Stock-based compensation expense	—	—	1,180	—	1,180
Balance at March 31, 2020	21,370,480	$21	$222,692	$(100,750)	$121,963
Net loss	—	—	—	(15,464)	(15,464)
Issuance of common stock upon secondary equity offering, net of issuance costs of 8,125	4,312,500	5	112,620	—	112,625
Issuance of common stock upon exercise of stock options	60,425	—	82	—	82
Stock-based compensation expense	—	—	1,609	—	1,609
Balance at June 30, 2020	25,743,405	$26	$337,003	$(116,214)	$220,815

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(40,925)	$(31,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,728	2,789
Depreciation	55	40
Reduction in the carrying amount of the right-of-use assets	239	188
Changes in assets and liabilities:
Prepaid expenses and other current assets	(290)	1,217
Accounts payable	53	3,252
Change in lease liabilities	(239)	(207)
Accrued expenses and other current liabilities	(1,676)	(394)
Other assets	(30)	—
Net cash used in operating activities	(37,085)	(25,098)
Cash flows from investing activities
Purchase of property and equipment	(994)	(342)
Net cash used in investing activities	(994)	(342)
Cash flows from financing activities
Payment of deferred offering costs	(23)	—
Proceeds from follow-on equity offering, net of issuance costs	—	112,965
Proceeds from the exercise of stock options	322	86
Net cash provided by financing activities	299	113,051
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,780)	87,611
Cash, cash equivalents and restricted cash at the beginning of the period	192,646	139,198
Cash, cash equivalents and restricted cash at the end of the period	$154,866	$226,809

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$154,805	$226,748
Restricted cash	61	61
Cash, cash equivalents and restricted cash	$154,866	$226,809
Supplemental cash flow information
Right-of-use for office space and office equipment acquired through leases	$344	$320
Supplemental non-cash flow information
Unpaid offering costs	$—	$340
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements

1.    Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business

Oyster Point Pharma, Inc. (the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical therapies to treat ophthalmic diseases. The Company’s principal office is located in Princeton, New Jersey. From inception through June 30, 2021, the Company has been engaged in business planning, research, clinical development of its therapeutic product candidates, recruiting and raising capital, as well as preparation for the commercialization of its lead product candidate, OC-01. In December of 2020, the Company submitted a 505(b)(2) New Drug Application (NDA) for OC-01 (varenicline) nasal spray for the treatment of signs and symptoms of dry eye disease. The U.S. Food and Drug Administration (FDA) has assigned a Prescription Drug User Fee Act (PDUFA) target action date of October 17, 2021 as the goal to complete its review of the NDA.

Liquidity

The Company incurred net losses of $40.9 million and $32.0 million for the six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $195.7 million as of June 30, 2021. The Company has been incurring higher expenses due to the Company's preparation for the commercialization of its lead product candidate, OC-01 (varenicline) nasal spray, if approved by the FDA, including to establish commercial scale manufacturing arrangements and to provide for the marketing, commercial operations and distribution of the product. The Company expended and will continue to expend additional funds to complete the research, development and clinical testing of its product candidates. The Company will require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce and or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce or eliminate the scope of one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations.

The Company continues to be subject to risks and uncertainties as a result of the SARS-CoV-2 virus pandemic. The pandemic and related public health developments, have adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. As of June 30, 2021, the Company has not been materially affected by the adverse results of the pandemic, however, it is not possible to predict the duration or magnitude of the adverse results of the pandemic or the full extent of its effects on the Company's financial condition, liquidity or results of operations.

The Company had cash and cash equivalents of $154.8 million as of June 30, 2021. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the date of issuance of these financial statements.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of June 30, 2021 and as of December 31, 2020, the results of operations for the six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
Research Collaboration Agreement

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay for potential development and regulatory milestones, as well as the potential for sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the three and six months ended June 30, 2021.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
As of June 30, 2021, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at June 30, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$153,805	$—	$—	$153,805
Total fair value of assets	$153,805	$—	$—	$153,805

As of December 31, 2020, financial assets measured and recognized at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$191,585	$—	$—	$191,585
Total fair value of assets	$191,585	$—	$—	$191,585

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

3.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$3,776	$3,500
Accrued professional services	2,222	1,244
Accrued research and development expense	596	3,541
Total accrued expenses and other current liabilities	$6,594	$8,285

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
4.    Stockholders' Equity

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company reserved common stock for future issuance as follows:

	June 30, 2021	December 31, 2020
Outstanding options under the 2016 Equity Incentive Plan	2,458,812	2,567,566
Outstanding options under the 2019 Equity Incentive Plan	1,676,659	918,145
Equity awards available for grant under the 2019 Plan (1)	1,948,226	1,790,106
Unvested restricted stock units (RSUs)	173,007	61,215
Shares reserved for purchase under the Employee Stock Purchase Plan (ESPP)	270,000	270,000
Total	6,526,704	5,607,032

(1) — Effective January 1, 2021, in connection with the evergreen provision under the 2019 Equity Incentive Plan (the 2019 Plan) 1,035,619 shares were added to the 2019 Plan.
Stock Options
The following table summarizes stock option activity under the 2016 Equity Incentive Plan and the 2019 Plan during the six months ended June 30, 2021 (in thousands, except share, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2021	3,485,711	$10.74	8.2	$36,506
Options granted	810,986	18.98
Options exercised	(83,794)	3.84		1,369
Options forfeited	(77,432)	16.99		335
Balance, June 30, 2021	4,135,471	12.38	8.1	30,931
Shares vested and exercisable as of June 30, 2021	1,950,464	6.55	7.2	23,731
Vested and expected to vest as of June 30, 2021	4,135,471	$12.38	8.1	$30,931

The weighted average fair value of options granted during the six months ended June 30, 2021 was $11.84 per share. As of June 30, 2021, the total unrecognized stock-based compensation expense for stock options was $25.8 million, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock Units
Restricted stock units (RSUs) are granted to the Company's directors and employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company's common stock.
Activity with respect to the Company's restricted stock units during the six months ended June 30, 2021 was as follows (in thousands, except share, contractual term, and per share data):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	61,215	$23.83	1.4	$1,152
Restricted stock units granted	144,317	18.54		2,676
Restricted stock units vested	(32,153)	27.15		648
Restricted units forfeited	(372)	18.77		8
Balance, June 30, 2021	173,007	18.81	6.0	2,974
Unvested and expected to vest as of June 30, 2021	173,007	$18.81	6.0	$2,974
As of June 30, 2021, the total unrecognized stock-based compensation expense for RSUs was $2.8 million, which is expected to be recognized over a weighted average period of 2.8 years.
2019 Employee Stock Purchase Plan
In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (ESPP), which became effective on October 29, 2019. Effective April 1, 2021, the Company established its first offering period under the ESPP, which began on April 16, 2021 and will end on November 15, 2021. After the first offering period, the ESPP provides for automatic six-month offering periods. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15% discount through payroll deductions, subject to plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market fair value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded related to the Company's equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$460	$239	$826	$456
Selling, general and administrative	2,588	1,370	4,902	2,333
Total stock-based compensation expense	$3,048	$1,609	$5,728	$2,789

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
5.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,016)	$(15,464)	$(40,925)	$(31,983)
Denominator:
Weighted average shares outstanding, basic and diluted	25,989,913	23,442,530	25,957,186	22,405,031
Net loss per share, basic and diluted	$(0.85)	$(0.66)	$(1.58)	$(1.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2021	2020
Options to purchase common stock	4,135,471	3,281,886
Unvested restricted stock units	173,007	77,530
Shares committed under the ESPP	14,069	—
Total	4,322,547	3,359,416

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Leases
The Company is party to several operating and finance lease agreements related to office and laboratory space and office equipment.
In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under the Company's operating lease agreements are $0.8 million as of June 30, 2021. Total lease payments required over the life of the Company's operating leases are $1.6 million. Rent expense was $0.3 million and $0.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The remaining lease terms were between 1.1 and 2.7 years as of June 30, 2021.

Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use asset	$757	$644
Finance lease right-of-use asset	26	34
Total right-of-use asset	$783	$678

Operating lease liabilities	$527	$400
Finance lease liabilities	18	18
Total lease liabilities	$545	$418

Operating lease liabilities, non-current	$237	$250
Finance lease liabilities, non-current	11	19
Total lease liabilities, non-current	$248	$269

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of June 30, 2021	Finance Leases	Operating Leases	Total
2021 (remainder)	$9	$277	$286
2022	16	376	392
2023	5	126	131
2024	—	21	21
Total undiscounted cash flows	30	800	830
Less: imputed interest	(1)	(36)	(37)
Total lease liability	29	764	793
Less: current portion	(18)	(527)	(545)
Lease liability	$11	$237	$248

7.    Commitments and Contingencies

License Agreement

The Company is party to a non-exclusive patent license agreement with Pfizer, which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline) nasal spray product. If the Company commercializes OC-01 (varenicline) nasal spray, it may be required to pay a single milestone payment in low double-digit millions and tiered royalties on net sales of OC-01 (varenicline) nasal spray at percentages ranging from the mid-single digits to the mid-teens. The royalty obligation to Pfizer would commence upon the first commercial sale of OC-01 (varenicline) nasal spray and expire upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
valid claims of the licensed patents. No milestone was achieved or probable to be achieved or royalties payable accrued as of June 30, 2021 and December 31, 2020.

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

8.    Subsequent Events

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches, the first $45 million tranche to be funded no later than August 13, 2021, the second $50 million tranche to be funded, at the option of the Company, upon FDA approval of OC-01 (varenicline) nasal spray and the third $30 million tranche to be funded, at the option of the Company, upon the Company receiving $40 million in net recurring revenue from the sale and/or licensing of OC-01. The Company’s obligations under the Credit Agreement are secured by all or substantially all of its assets and property, subject to customary exceptions. Any material subsidiaries that the Company (other than certain immaterial subsidiaries) forms or acquires after closing are required to provide a guarantee of the Company’s obligations under the Credit Agreement and provide a pledge of their assets.

The Credit Agreement matures on August 5, 2027 and the loan is structured for full principal repayment at maturity. The term loans bear interest at a rate per annum equal to the sum of (x) the daily secured overnight financing rate as administered by the Federal Reserve Bank of New York, subject to a 0.40% floor, plus (y) a margin of 8.10%. Commencing with the first full fiscal quarter after the closing date, the Company is required to make quarterly revenue interest payments to OrbiMed in an amount equal to 3% of all net revenue from annual sales and licenses of OC-01 up to $300 million and 1% of all revenue from annual sales and licenses of OC-01 between $300 million and $500 million, subject to caps on such quarterly payments. These caps increase both on an annual basis and upon funding of the second and third term loan tranches.

If the Company does not obtain OC-01 approval by June 30, 2022, the Credit Agreement requires monthly repayments of principal starting on August 5, 2024. Additionally, commencing with the fourth full fiscal quarter after OC-01 approval, if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of OC-01 in the last four quarters, the Credit Agreement requires a $5 million repayment of principal on the interest payment date following such fiscal quarter. This test is applied each quarter following commencement. The Company is permitted to prepay, in whole or in part, the term loans, subject to the payment of a prepayment fee, an exit fee and a buyout amount (calculated as the revenue interest cap set forth above less the amount of royalty payments made to OrbiMed). The term loans are also required to be mandatorily prepaid with the proceeds of certain asset sales and casualty events (subject to payment of the prepayment fee and exit fee) and the issuance of convertible debt.

The Credit Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among others, administrative and reporting requirements subject to certain exceptions and materiality thresholds. The negative covenants include, among others, limitations on the Company’s ability to, in each case, subject to certain exceptions, (i) incur additional debt, (ii) incur liens, (iii) make investments, acquisitions, loans or advances, (iv) sell assets, (v) make restricted payments, including dividends and distributions on, and redemptions, repurchases or retirement of, the Company’s capital stock, (vi) enter into fundamental changes, including mergers and consolidations, (vii) enter into transactions with affiliates, (viii) change the nature of the Company’s business, (ix) make prepayments of certain debt, (x) modify or terminate material agreements and (xi) enter into certain outbound licenses of material intellectual property. The Credit Agreement also requires compliance with a minimum liquidity covenant of $20 million prior to OC-01 approval and $5 million after OC-01 approval.

The Credit Agreement includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; breach of covenants; specified cross-default to other material indebtedness; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; material impairment of security interests; material adverse change and material regulatory events, in certain cases subject to certain thresholds and grace periods.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

Ji Xing License and Collaboration Agreement

On August 5, 2021, the Company entered into a license and collaboration agreement (License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), which is an entity affiliated with RTW Investments, LP. Pursuant to the License Agreement, the Company will grant Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders (the Field) in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development, regulatory, manufacturing and commercialization activities in the Territory, and the Company will be responsible for supplying the drug substance and finished products of OC-01 (varenicline) and OC-02 (simpinicline) for Ji Xing’s clinical development at quantities to be agreed by the parties, subject to one or more separate supply agreements as contemplated by the License Agreement. Ji Xing is prohibited from engaging in certain competitive activities during the term of the License Agreement. Subject to certain limitations, the Company may not commercialize any nAChR agonist in the Field in the Territory, without first offering Ji Xing a right of first negotiation for such product in the Territory. The Company has also granted Ji Xing a right of first negotiation to expand indications or uses of OC-01 (varenicline) or OC-02 (simpinicline) in the Territory.

The Company will receive an upfront cash payment of $17.5 million and up to 0.75% of shares in Ji Xing, half of which will be subject to a pre-specified vesting condition. In addition, the Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and tiered low teens to low twenties royalties based on future net sales of OC-01 and OC-02 in the Territory. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for all licensed products in the Territory under the License Agreement. Ji Xing may terminate the License Agreement for convenience by providing at least one hundred eighty (180) days written notice. Each party has the right to terminate the License Agreement for the other party’s uncured material breach or insolvency. The Company may also terminate the License Agreement if Ji Xing, its affiliates or sublicensees challenges the enforceability, validity or scope of certain patents owned by the Company, subject to customary exceptions set forth in the License Agreement. Upon termination, any license granted by the Company to Ji Xing will terminate, and all sublicenses granted by Ji Xing shall also terminate.

As of March 31, 2021, entities affiliated with RTW Investments, LP, beneficially owned greater than 5% of the Company’s outstanding shares of common stock. As a result, the License Agreement is considered a related party transaction and was approved by the audit committee of the board of directors of the Company.

2021 Inducement Plan

In July 2021, the Company's Board of Directors approved the adoption of the 2021 Inducement Plan (Inducement Plan), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 650,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three and six months ended June 30, 2021 and 2020. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

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

Executive Summary

Introduction and Overview

Oyster Point Pharma, Inc. is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. The Company's lead product candidate OC-01 (varenicline) nasal spray, a highly selective nicotinic acetylcholine receptor (nAChR) agonist, is being developed as a nasal spray to treat the signs and symptoms of dry eye disease. Based on OC-01 (varenicline) nasal spray’s clinical trial results and its novel mechanism of action, the Company believes OC-01 (varenicline) nasal spray, if approved by the FDA, has the potential to become the new standard of care and redefine how dry eye disease is treated for millions of patients.

The Company has no products approved for sale and has not generated revenue since its inception in 2015. The Company expects to finance its operations through private and public equity or debt financing, collaborative or other arrangements with corporate sources or through other sources of financing. The Company’s net losses were $40.9 million and $32.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $195.7 million. The Company expects that its selling, general and administrative expenses will continue to increase as the Company prepares for the commercialization of its lead product candidate, OC-01 (varenicline) nasal spray, if approved by the FDA. Additionally, operating expenses will increase as the Company advances its other product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization; acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio; and hires additional personnel. The Company has incurred and will continue to incur additional costs associated with operating as a public company.

The Company plans to continue to use third-party service providers, including clinical research organizations (CROs) and contract manufacturing organization (CMOs), to carry out its preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of its product candidates. During the second quarter of 2021, the Company commenced its hiring of a specialty sales force of approximately 150 to 200 field representatives.

Recent Events

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into a $125 million Credit Agreement with OrbiMed, to be funded in three separate tranches, the first $45 million tranche to be funded no later than August 13, 2021, the second $50 million tranche to be funded, at the option of the Company, upon FDA approval of OC-01 (varenicline) nasal spray and the third $30 million tranche to be funded, at the option of the Company, upon the Company receiving $40 million in net recurring revenue from the sale and/or licensing of OC-01. The Company’s obligations under the Credit Agreement are secured by all or substantially all of its assets and property, subject to customary exceptions.

The Credit Agreement matures on August 5, 2027. The term loans bear interest at a rate per annum equal to the sum of (x) the daily secured overnight financing rate as administered by the Federal Reserve Bank of New York, subject to a 0.40% floor, plus (y) a margin of 8.10%. Commencing on the first full fiscal quarter after the closing date, the Company is required to make quarterly revenue interest payments to OrbiMed in an amount equal to 3% of all net revenue from annual sales and licenses of OC-01 up to $300 million and 1% of all revenue from annual sales and licenses of OC-01 between $300 million and $500 million, subject to caps on such quarterly payments. These caps increase both on an annual basis and upon funding of the second and third term loan tranches.

If the Company does not obtain OC-01 approval by June 30, 2022, the Credit Agreement requires monthly repayments of principal starting on August 5, 2024. Additionally, commencing with the fourth full fiscal quarter after OC-01 approval, if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of OC-01 on a quarterly basis for the most recently ended four fiscal quarter period, the Credit Agreement requires a $5 million repayment of principal on the interest payment date following such fiscal quarter. The Company is permitted to prepay, in whole or in part, the term loans, subject to the payment of a prepayment fee, an exit fee and a buyout amount (calculated as the revenue interest cap set forth above less the amount of royalty payments made to OrbiMed). The term loans are also required to be mandatorily prepaid with the proceeds of certain asset sales and casualty events (subject to payment of the prepayment fee and exit fee) and the issuance of convertible debt.

For further discussion of the Credit Agreement, including information pertaining to affirmative and negative covenants of the Company, and events of default, see Item 1 — Note 8, Subsequent Events.

Ji Xing License and Collaboration Agreement

On August 5, 2021, the Company entered into a license and collaboration agreement (License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), a biotechnology company headquartered in Shanghai and backed by RTW Investments, LP (RTW). Pursuant to the License Agreement, the Company will grant Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline) and OC-02 (simpinicline) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. Ji Xing will be responsible for the development, regulatory, manufacturing and commercialization activities costs in the greater China region. The Company will be responsible for supplying the drug substance and finished products of OC-01 (varenicline) and OC-02 (simpinicline) for Ji Xing's clinical development at quantities to be agreed by the parties, subject to one or more separate supply agreements as contemplated by the License Agreement. The Company will receive an upfront cash payment consisting of $17.5 million and up to 0.75% equity interest in Ji Xing, half of which will be subject to a pre-specified vesting condition. In addition, the Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and tiered low teens to low twenties royalties based on future net sales of OC-01 and OC-02 in the greater China region. For further discussion of the License Agreement, see Item 1 — Note 8, Subsequent Events.

Hiring of U.S. Sales Representatives in July

The Company continues to make meaningful progress toward its planned U.S. launch of OC-01 (varenicline) nasal spray in the fourth quarter of 2021, if approved by the FDA, by initiating the hiring of sales representatives during the month of July, with a planned target of hiring 150-200 sales representatives. Sales representatives are currently in the field communicating our dry eye disease-state awareness campaign.

Preclinical Data Highlighting Potent Activity of OC-01 (varenicline) and OC-02 (simpinicline) against SARS-CoV-2 Virus and Variants.

In July 2021, the Company announced preclinical data in non-human primates and in vitro models evaluating OC-01 (varenicline) nasal spray against SARS-CoV-2 and the alpha and beta variants, the viruses that cause COVID-19 disease. Administration of OC-01 (varenicline) nasal spray to non-human primates was observed to inhibit viral replication in the nose within 24 hours of infectious SARS-CoV-2 challenge with absence of subgenomic RNA at Day 3 and Day 5 post-challenge. The results were published on the preprint server bioRxiv. In addition, varenicline was observed to inhibit cellular entry and replication of SARS-CoV-2 and its alpha and beta variants in multiple human cell types. Lastly, OC-02 (simpinicline) was also observed to inhibit cellular entry and replication of SARS-CoV-2 alpha variant in Calu-3 human cells at very low concentrations. Additional preclinical studies with SARS-CoV-2 variants are currently underway.

2021 Inducement Plan

In July 2021, the Company's Board of Directors approved the adoption of the 2021 Inducement Plan (Inducement Plan), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 650,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan.

Enrollment of First Subject in the OLYMPIA Phase 2 Clinical Trial of OC-01 (varenicline) Nasal Spray for Patients with Neurotrophic Keratopathy

In June 2021, the Company announced enrollment of the first subject in the OLYMPIA Phase 2 clinical trial of OC-01 (varenicline) nasal spray for the treatment of Stage 1 Neurotrophic Keratopathy (NK).

Pipeline Expansion with Enriched Tear Film (ETF™) Gene Therapy to Target Ophthalmic Diseases

In June 2021, the Company announced the expansion of its pipeline with the introduction of its proprietary ETF™ gene therapy and proof-of-concept in vivo study results from it first gene therapy candidate, OC-101. Preclinical study results from a 42-day proof-of-concept in vivo study demonstrated a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector that delivers the human Nerve Growth Factor (NGF) gene. A single injection produced statistically significant increase of NGF in tear film, as compared to control. Preclinical study results also demonstrated that following AAV transduction of the lacrimal gland, cholinergic activation with OC-01 (varenicline) nasal spray produced statistically significant increase of NGF levels in tear film of a rabbit model, as compared to control, and pre-cholinergic activation, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. No macroscopic or microscopic safety findings were observed associated with either the intralacrimal gland administration of OC-01 or intranasal administration of OC-01.

Research Collaboration with Adaptive Phage Therapeutics, Inc. to Target Ophthalmic Diseases

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay for potential development and regulatory milestones, as well as the potential for sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the three and six months ended June 30, 2021.

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
The Impact of the SARS-CoV-2 Virus Pandemic

During the six months ended June 30, 2021, the financial results of the Company were not significantly affected by the SARS-CoV-2 virus pandemic. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the impact of the SARS-CoV-2 virus pandemic on its trials, expected timelines and costs, as well as potential supply-chain challenges as it prepares itself for commercialization of the OC-01 (varenicline) nasal spray candidate and as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the industry. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including previously instituted remote working arrangements for employees through the second quarter of 2021 and investing in personal protective equipment for the future return to the office. During the second quarter of 2021, Company management instituted a voluntary return to the Company’s office located in New Jersey beginning September 7, 2021, and continues to actively monitor and evaluate such plans as the pandemic continues to evolve.

The Company continues to evaluate and develop pipeline candidates for the potential treatment of various medical indications. The ongoing SARS-CoV-2 virus pandemic may impact access to supplies necessary to conduct preclinical studies, cause delay to the timelines to initiate or complete in vitro or in vivo animal studies, or indirectly impact the operation of third parties that are necessary for the Company to advance preclinical projects. If the SARS-CoV-2 virus pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timelines, which could adversely affect its business, financial condition and results of operations.

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Research and development:
Clinical, preclinical	$2,066	$1,881	$185	10%
Chemistry, manufacturing and controls (CMC)	3,420	5,723	(2,303)	(40)%
Other	1,244	950	294	31%
Total research and development	6,730	8,554	(1,824)	(21)%
Selling, general and administrative	15,296	6,940	8,356	120%
Loss from operations	(22,026)	(15,494)	(6,532)	42%
Other income, net	10	30	(20)	(67)%
Net loss	$(22,016)	$(15,464)	$(6,552)	42%

Research and Development Expenses

Research and development expenses decreased by $1.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by lower CMC expenses incurred by the Company in the second quarter of 2021 compared to the second quarter of 2020, which included significant pre-approval inventory costs, as well as expenses related to the preparation of the NDA filing in December 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was driven by higher payroll-related expenses, including stock-based compensation of $4.8 million, due to additional headcount, as well as higher commercial planning expenses of $1.8 million in anticipation of a U.S. launch of OC-01 (varenicline) nasal spray, if approved, in the fourth quarter of 2021. In addition, the Company incurred higher other general and administrative expenses of $1.0 million, related to accounting, legal, facilities, information technology, and other office-related costs. The Company also incurred an increase in medical affairs costs in the amount of $0.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Research and development:
Clinical, preclinical	$4,001	$7,993	$(3,992)	(50)%
Chemistry, manufacturing and controls (CMC)	9,045	9,560	(515)	(5)%
Other	(488)	2,341	(2,829)	(121)%
Total research and development	12,558	19,894	(7,336)	(37)%
Selling, general and administrative	28,388	12,529	15,859	127%
Loss from operations	(40,946)	(32,423)	(8,523)	26%
Other income, net	21	440	(419)	(95)%
Net loss	$(40,925)	$(31,983)	$(8,942)	28%

Research and Development Expenses
Research and development expenses decreased by $7.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in clinical, preclinical, and CMC expense of $4.5 million was primarily due to the completion of the ONSET-2 Phase 3 clinical trial in May 2020. The decrease in other research and development costs of $2.8 million was primarily driven by the application fee waiver granted to the Company in April 2021. In December 2020, the Company paid a fee of $2.9 million to the FDA under the PDUFA in conjunction with the filing of its NDA for OC-01 (varenicline) nasal spray. The Company filed a request with the FDA to grant a waiver and refund the fee under the small business waiver provision of the PDUFA. Due to the uncertainty regarding the collectability of this refund, the Company recorded the filing fee in research and development expense in December 2020. In February 2021, the FDA granted the Company’s request for the waiver. The refund was recorded as a reduction in other research and development expense for the six months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $15.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was driven by higher payroll-related expenses of $9.4 million, inclusive of stock-based compensation in the amount of $2.6 million, due to additional headcount, as well as higher commercial planning expenses of $3.5 million in anticipation of a U.S. launch of OC-01(varenicline) nasal spray, if approved, in the fourth quarter of 2021. In addition, the Company incurred higher other general and administrative expenses of $1.7 million, related to accounting, legal, facilities, information technology, and other office-related costs. The Company also incurred an increase in medical affairs costs in the amount of $1.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other Income, Net

Other income, net decreased by $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to lower rate of return on the money market funds earned during the period, as well as lower cash balances during the first six months of 2021 compared to the first six months of 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $154.8 million and $192.6 million, respectively.

Future Funding Requirements

Based on the current business plan, management believes that its available cash and cash equivalents will be sufficient to fund the Company's planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

On December 17, 2020, the Company submitted a 505(b)(2) NDA to the FDA for its first lead product candidate, OC-01 (varenicline) nasal spray for the treatment of signs and symptoms of dry eye disease. The Company expects to continue to incur an increase in expense related to the Company’s preparation for the commercialization of OC-01 (varenicline) nasal spray, if approved, including expenses for the establishment of commercial scale manufacturing arrangements, and to prepare for market access, marketing, distribution and commercial operations. In addition, the Company will continue to expend funds to initiate, continue and or complete the research, development and clinical testing of its current and future product candidates.

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $40.9 million and $32.0 million for the six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $195.7 million as of June 30, 2021. The Company historically financed its operations primarily through the sale and issuance of its securities. The Company does not expect to generate any meaningful revenue unless and until it obtains regulatory approval of and commercializes any of its product candidates or decides to enter into collaborative agreements with third parties. The Company is subject to all of the risks typically related to the development of new product candidates, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company will require additional funds to commercialize its products and fund operations for the foreseeable future. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce or eliminate the scope of or eliminate one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations. The Company may seek to raise capital through private or public equity or debt financings, collaborative or other arrangement with corporate sources, or through other sources of financing.

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

Adequate funding may not be available to the Company on acceptable terms or at all, and any uncertainty and volatility in capital markets caused by the SARS-CoV-2 virus pandemic may negatively impact the availability and cost of capital. The Company's failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development programs and clinical trials or may also be required to sell or license to others rights to its product candidates in certain territories or indications that it would prefer to develop and commercialize itself. If the Company is required to enter into collaborations and other arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize the product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially affect its business, results of operation and financial condition.

See Item 1A. Risk Factors to the Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks associated with the Company's substantial capital requirements.

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash (used in) provided by:
Operating activities	$(37,085)	$(25,098)	$(11,987)
Investing activities	(994)	(342)	(652)
Financing activities	299	113,051	(112,752)
Net (decrease) increase in cash and cash equivalents	$(37,780)	$87,611	$(125,391)

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $12.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to higher net loss adjusted for non-cash items during the period in the amount of $5.9 million, as well as a decrease in working capital of $6.0 million driven primarily by the timing of payments to the Company's service providers. The Company's higher net loss was driven by the continued development of the Company's product candidates and preparation for the commercial launch of the Company's main product candidate, OC-01 (varenicline) nasal spray, if approved, in the fourth quarter of 2021.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily related to partial payments for equipment to be used in manufacturing of OC-01 (varenicline) nasal spray, as well as purchases of laboratory equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $112.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the proceeds from the follow on public offering during the second quarter of 2020. The decrease was partially offset by higher proceeds received from the exercise of stock options during the six months ended June 30, 2021.

Contractual Obligations and Commitments

In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under this agreement are $0.3 million as of June 30, 2021.

As of June 30, 2021, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The Company’s critical accounting policies and estimates are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company periodically reviews its accounting policies, estimates and assumptions and makes adjustments when facts and circumstances dictate. In addition to the accounting policies that are described in the Company's 2020 Annual Report on Form 10-K, the following critical accounting policy was affected by critical accounting estimates in connection with the Company offering its employees an option to purchase the Company's common stock under the ESPP effective April 1, 2021.

Stock-Based Compensation
As discussed in Note 4, Stockholders' Equity, effective April 1, 2021, the Company established its first offering period under the ESPP. Stock-based compensation expense related to purchase rights issued under the ESPP, is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
The determination of the grant date fair value of shares purchased under the ESPP is affected by the estimated fair value of our common stock as well as other assumptions and judgments, which are estimated as follows:
•Expected term. The expected term for ESPP is the beginning of the offering period to the end of each purchase period.

•Expected volatility. As the Company has a limited trading history of its common stock, the expected volatility is estimated based on the third quartile of the range of the observed volatilities for comparable publicly traded biotechnology and pharmaceutical related companies over a period equal to length of the offering period. The comparable companies are chosen based on industry, stage of development, size and financial leverage of potential comparable companies.

•Risk-free interest rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the offering period.

•Expected dividend rate. The Company has not paid and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be zero.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2021, the Company had cash equivalents of $153.8 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of the Company's cash equivalents or on its future interest income.

The Company does not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presented herein.

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings.
None.

ITEM 1A — Risk Factors.

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

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

The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services (HHS) Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

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

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and the Company's business.

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

On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39112	3.1	November 5, 2019

3.2	Amended and Restated Bylaws	8-K	001-39112	3.2	November 5, 2019

10.1*	2021 Inducement Plan
10.2*	Form of Stock Option Grant Notice and Option Agreement for the 2021 Inducement Plan
10.3*	Form of Restricted Stock Unit Grant Notice and Award Agreement for the 2021 Inducement Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OYSTER POINT PHARMA, INC.

Date: August 5, 2021	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: August 5, 2021	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer