Form 10-Q
period 2021-09-30
Oyster Point Pharma, Inc.
filed 2021-11-04
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of October 29, 2021, the registrant had 26,163,861 shares of common stock, $0.001 par value per share, outstanding.

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
•plans relating to commercializing the Company's product candidates, if approved by regulatory agencies, including the geographic areas of focus and sales strategy;
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
•the potential effects of the novel strain coronavirus, or SARS-CoV-2 virus pandemic, including the resurgence of cases relating to the spread of the Delta variant, on business, operations and clinical development timelines and plans;
i

•the accuracy of estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the Company's financial performance;
•the sufficiency of existing capital resources to fund future operating expenses and capital expenditure requirements;
•expectations regarding the period during which the Company will qualify as an emerging growth company under the JOBS Act; and
•the Company's anticipated use of its existing resources and proceeds from the initial and follow-on public offerings.
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied on as predictions of future events. The events and circumstances reflected in these forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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

ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$184,166	$192,585
Other receivable - related party	2,500	—
Prepaid expenses and other current assets	3,020	3,782
Total current assets	189,686	196,367
Property and equipment, net	1,976	804
Restricted cash	61	61
Other assets	2,635	—
Right-of-use assets, net	651	678
Total Assets	$195,009	$197,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,506	$2,279
Accrued expenses and other current liabilities	11,174	8,285
Lease liabilities	481	418
Total current liabilities	15,161	10,982
Lease liabilities, non-current	179	269
Long-term debt, net	41,919	—
Other long-term liabilities	238	—
Total long-term liabilities	42,336	269
Total Liabilities	57,497	11,251
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,094,253 and 25,890,490 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	350,832	341,384
Accumulated deficit	(213,346)	(154,751)
Total Stockholders’ Equity	137,512	186,659
Total Liabilities and Stockholders’ Equity	$195,009	$197,910
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License revenue - related party	$17,943	$—	$17,943	$—
Total revenue	17,943	—	17,943	—
Operating expenses:
Research and development	$6,214	$8,210	$18,772	$28,104
Selling, general and administrative	28,497	8,112	56,885	20,641
Total operating expenses	34,711	16,322	75,657	48,745
Loss from operations	(16,768)	(16,322)	(57,714)	(48,745)
Other income (expense):
Other income, net	222	17	243	457
Interest expense	(1,124)	—	(1,124)	—
Total other income (expense), net	(902)	17	(881)	457
Net loss and comprehensive loss	$(17,670)	$(16,305)	$(58,595)	$(48,288)
Net loss per share, basic and diluted	$(0.68)	$(0.63)	$(2.25)	$(2.05)
Weighted average shares outstanding, basic and diluted	26,037,975	25,797,282	25,984,412	23,544,035

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648
Net loss	—	—	—	(22,016)	(22,016)
Issuance of common stock upon exercise of stock options	28,748	—	104	—	104
Issuance of common stock upon vesting of restricted stock units	16,901	—	—	—	—
Stock-based compensation expense	—	—	3,048	—	3,048
Balance at June 30, 2021	26,006,437	$26	$347,434	$(195,676)	$151,784
Net loss	—	—		(17,670)	(17,670)
Issuance of common stock upon exercise of stock options	87,816	—	283	—	283
Stock-based compensation expense	—	—	3,115	—	3,115
Balance at September 30, 2021	26,094,253	$26	$350,832	$(213,346)	$137,512

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	(16,519)	(16,519)
Issuance of common stock upon exercise of stock options	3,530	—	4	—	4
Stock-based compensation expense	—	—	1,180	—	1,180
Balance at March 31, 2020	21,370,480	$21	$222,692	$(100,750)	$121,963
Net loss	—	—	—	(15,464)	(15,464)
Issuance of common stock upon secondary equity offering, net of issuance costs of 8,125	4,312,500	5	112,620	—	112,625
Issuance of common stock upon exercise of stock options	60,425	—	82	—	82
Stock-based compensation expense	—	—	1,609	—	1,609
Balance at June 30, 2020	25,743,405	$26	$337,003	$(116,214)	$220,815
Net loss	—	—	—	(16,305)	(16,305)
Issuance of common stock upon exercise of stock options	87,755	—	173	—	173
Issuance of common stock upon vesting of restricted stock units	13,601	—	—	—	—
Stock-based compensation expense	—	—	1,990	—	1,990
Balance at September 30, 2020	25,844,761	$26	$339,166	$(132,519)	$206,673

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(58,595)	$(48,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,843	4,779
Depreciation	91	57
Amortization and accretion of long-term debt related costs	508	—
Reduction in the carrying amount of the right-of-use assets	371	285
Non-cash consideration for license revenue - related party	(443)	—
Change in fair value of net embedded derivative liability	(212)	—
Changes in assets and liabilities:
Other receivable - related party	(2,500)	—
Prepaid expenses and other current assets	395	2,172
Accounts payable	1,215	1,784
Lease liabilities	(371)	(283)
Accrued expenses and other current liabilities	2,921	2,146
Other assets	(118)	—
Net cash used in operating activities	(47,895)	(37,348)
Cash flows from investing activities
Purchases of property and equipment	(1,250)	(342)
Net cash used in investing activities	(1,250)	(342)
Cash flows from financing activities
Payment of deferred equity offering costs	(30)	—
Proceeds from follow-on equity offering, net of issuance costs	—	112,625
Net proceeds from long-term debt	40,151	—
Proceeds from the exercise of stock options	605	259
Net cash provided by financing activities	40,726	112,884
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,419)	75,194
Cash, cash equivalents and restricted cash at the beginning of the period	192,646	139,198
Cash, cash equivalents and restricted cash at the end of the period	$184,227	$214,392

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$184,166	$214,331
Restricted cash	61	61
Cash, cash equivalents and restricted cash	$184,227	$214,392
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$617	$—
Non-cash investing and financing activities:
Right-of-use assets acquired through leases	344	$320
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements

1.    Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business

Oyster Point Pharma, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. On October 15, 2021, TYRVAYA™ (varenicline solution) Nasal Spray (TYRVAYA Nasal Spray), formerly referred to as OC-01 (varenicline solution) nasal spray, a highly selective nicotinic acetylcholine receptor (nAChR) agonist, was approved by the U.S. Food and Drug Administration (FDA) for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis.

Liquidity

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches: the first $45 million tranche was funded on August 10, 2021, the second $50 million tranche to be funded, at the option of the Company, upon FDA approval of TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease, with an approved label that includes eye dryness score data from clinical trials, among other conditions, and the third $30 million tranche to be funded on or prior to June 30, 2023, at the option of the Company, upon the Company having received at least $40 million in net recurring revenue from the sale and/or licensing of TYRVAYA Nasal Spray in any twelve month period prior to March 31, 2023, among other conditions, including having already drawn on the second tranche.

On October 19, 2021, the Company entered into a waiver and amendment (the Amendment) to the Credit Agreement to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. Because the label approving TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease did not include eye dryness score data from clinical trials, the Amendment was required in order for the Company to draw the second tranche and to be eligible to draw the third tranche under the Credit Agreement. The Amendment also increased the amount of principal that is required to be repaid if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray on a quarterly basis for the most recently ended four fiscal quarter period, from $5 million to $10 million if (i) the Company does not meet such minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred. The Company would also be barred from drawing the second tranche in the event an improper promotional event occurs prior to the funding of the second tranche. The Company delivered notice to OrbiMed on October 19, 2021 that it intended to borrow the second tranche and the Company received the second tranche funding on November 4, 2021. Additional information on the terms of the Amendment and the Credit Agreement are further described in Note 7, Long-term Debt and Note 10, Subsequent Events.

On August 5, 2021, the Company entered into a license and collaboration agreement (the License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), which is an entity affiliated with RTW Investments, LP. RTW Investments, LP is one of the Company's beneficial owners, which owns more than 5% of the Company's outstanding shares as of September 30, 2021, and, as a result, the License Agreement is considered to be a related party transaction. Pursuant to the License Agreement, the Company was entitled to receive upfront payments of $17.5 million from the licensee, as well as up to 795,123 of the licensee's senior common shares. As described in Note 8, License and Collaboration Agreements, during the third quarter, the Company received $15.0 million in cash consideration, 397,562 of the senior common shares of Ji Xing as partial consideration upon signing of the License Agreement, and included $2.5 million in other receivable-related party on the condensed balance sheet as of September 30, 2021. Following FDA approval of TYRVAYA Nasal Spray on October 15, 2021, the Company received an additional $5 million development milestone payment and an additional 397,561 of the senior common shares of Ji Xing. The Company is also eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02 and are based on royalty rates between 10% and 20%.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The Company incurred net losses of $58.6 million and $48.3 million for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $213.3 million as of September 30, 2021. The Company has been incurring higher expenses due to the Company's preparation for the commercialization of TYRVAYA Nasal Spray, including to establish commercial scale manufacturing arrangements and to provide for the marketing, commercial operations and distribution of the product. The Company expended and will continue to expend funds to complete the research, development and clinical testing of its product candidates. The Company will require additional funds as it commercializes TYRVAYA Nasal Spray and to commercialize any future products. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce and or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce or eliminate the scope of one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations.

The Company had cash and cash equivalents of $184.2 million as of September 30, 2021. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the date of issuance of these financial statements.

SARS-CoV-2 Update

The Company continues to be subject to risks and uncertainties as a result of the SARS-CoV-2 virus pandemic. The pandemic and related public health developments, have adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. With the surge of the Delta variant of the virus across the United States (U.S.) during the second half of 2021, the Company delayed its plans for a voluntary return to the office for its employees until at least December 2021. However, the Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions about voluntary reopening in compliance with Centers for Disease Control and Prevention (CDC), federal, state and local guidelines. As of September 30, 2021, the Company has not been materially affected by the adverse results of the pandemic, however, it is not possible to predict the duration or magnitude of the adverse results of the pandemic or the full extent of its effects on the Company's financial condition, liquidity or results of operations. The extent to which the global pandemic will impact the Company’s business beyond September 2021 will depend on future developments that are highly uncertain and cannot be predicted.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of September 30, 2021 and as of December 31, 2020, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of expenses in the condensed financial statements and accompanying notes. Significant items subject to such estimates and assumptions include stock-based compensation, net embedded derivative liability bifurcated from the Credit Agreement and certain research and development accruals. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Significant Accounting Policies Update

The Company’s significant accounting policies are disclosed in Note 1, Nature of Business, Basis of Presentation and Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2020. The Company

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
adopted new accounting policies, as described below, as a result of the events and transactions that took place during the nine months ended September 30 2021.

Stock-Based Compensation
Effective April 1, 2021, the Company established its first offering period under the Company's 2019 Employee Stock Purchase Plan (the ESPP), as described in Note 4, Stockholders' Equity. Stock-based compensation expense related to purchase rights issued under the ESPP, is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
The determination of the grant date fair value of shares purchased under the ESPP is affected by the estimated fair value of the Company's common stock as well as other assumptions and judgments, which are estimated as follows:
•Expected term. The expected term for the ESPP is the beginning of the offering period to the end of each purchase period.
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

Revenue

The Company entered into the License Agreement with Ji Xing during the three months ended September 30, 2021, as further described in Note 8, License and Collaboration Agreements. The License Agreement provides for Ji Xing to develop and commercialize certain Company products in exchange for payments by the licensee that include a non-refundable, up-front license fee, development and sales-based milestone payments, as well as royalties on net sales of licensed products. In connection with the License Agreement, the Company adopted revenue policies under the guidance of ASC 606, Revenue from Contracts with Customers, to recognize revenue based on the transfer of control of promised goods or services in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods and services. Revenue is recognized when the Company transfers control of a good or service to the customer in an amount that reflects the transaction price allocated to the distinct goods or services. U.S. GAAP provides a five-step model for recognizing revenue from contracts with customers:

1.Identify the contract with the customer
2.Identify the performance obligations within the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations
5.Recognize revenue when (or as) the performance obligations are satisfied

License Revenue — The Company recognizes license revenue when the licensee has the ability to direct the use of and benefit from the licensed intellectual property.

Royalty Revenue —The Company recognizes royalty revenue from licensees based on third-party sales of licensed products and is recorded when the related third-party product sale occurs.

Development and Sales Milestone Revenue —The Company recognizes development and sales-based milestone revenue when the development and sales milestones occur.

Loan Commitment Fees, Debt Issuance and Discount Costs

As described in Note 7, Long-term Debt, the Company entered into a term loan credit facility with OrbiMed during the three months ended September 30, 2021. The Company capitalizes initial loan commitment fees that are directly associated with

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
obtaining access to capital under its term loan credit facility. Loan commitment fees related to undrawn tranches are recorded in other assets on the Company's condensed balance sheet and are amortized using a straight-line method over the term of the loan commitment. Debt issuance and discount costs that are attributable to the specific tranches drawn on the term loan credit facility are recorded as a reduction of the carrying amount of the debt liability incurred and are amortized to interest expense using the effective interest method over the repayment term. If the Company draws down on the term loan credit facility, it will reclassify the capitalized loan commitment fees on a pro-rata basis to debt issuance and discount costs that reduce the carrying amount of the debt liability.

Non-Marketable Equity Investment

In connection with the License Agreement described in Note 8, License and Collaboration Agreements, the Company received 397,562 senior common shares from Ji Xing valued at $0.4 million as of September 30, 2021 (the Investment). The Investment was recorded at fair value and will be subject to impairment analysis on a periodic basis. The impairment analysis would involve an assessment of both qualitative and quantitative factors, which may include regulatory approval of the investee's product or technology, as well as the investee’s financial metrics, such as subsequent rounds of financing that may indicate the Investment is impaired. If the Investment is considered impaired, the Company will recognize an impairment through other income (expense), net in the statements of operations and establish a new carrying value for the Investment.

Net Embedded Derivative Asset or Liability

Certain contracts may contain explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract. When these embedded features in a contract act in a manner similar to a derivative financial instrument and are not clearly and closely related to the economic characteristics of the host contract, the Company bifurcates the embedded feature and accounts for it as an embedded derivative asset or liability in accordance with guidance under ASC 815-40, Derivatives and Hedging. Embedded derivatives are measured at fair value with changes in fair value reported in other income, net in the condensed statement of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB) under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by the Company as of the specified effective date, unless otherwise discussed below.

ASU 2020-10 — In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the Securities and Exchange Commission’s (SEC’s) regulations. The amendments in ASU 2020-10 are effective for annual periods beginning after December 15, 2020, for public business entities. The Company adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on the Company’s financial statements and related disclosures.

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard introduced the expected credit loss methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendment in ASU 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized costs basis. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, for public business entities. The Company adopted ASU 2016-13 on January 1, 2021 and its adoption did not have a material effect on the Company's financial statements and related disclosures.

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

Level 2    Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3    Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As further discussed in Note 7, Long-term Debt, the Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee, which was evaluated under ASC 815-40, Derivatives and Hedging, and determined to be an embedded derivative liability. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with other fees and payments required under the term loan. This prepayment option has been determined to qualify as an embedded derivative asset under ASC 815-40, Derivatives and Hedging. The embedded derivative asset and liability have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of September 30, 2021. The valuation method for both embedded derivatives includes certain unobservable Level 3 inputs including revenue projections, probability and timing of future cash flows, probability of regulatory approval, discounts rates and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded as other income, net in the Company’s condensed statement of operations and comprehensive loss.

The following table reconciles the beginning and ending balances for the Company’s net embedded derivative liability that is carried at fair value as long-term liabilities on the Company's condensed balance sheet using significant unobservable inputs (Level 3) (in thousands):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

	Three months ended September 30,	Nine months ended September 30,
	2021	2021

Beginning balance:	$—	$—
Net embedded derivative liability	450	450
Change in fair value of the net embedded derivative liability	(212)	(212)
Ending balance	$238	$238

As of September 30, 2021, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at September 30, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	183,166	—	—	183,166
Total assets	$183,166	$—	$—	$183,166
Liabilities:
Net embedded derivative liability	—	—	238	238
Total liabilities	$—	$—	$238	$238

As of December 31, 2020, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	191,585	—	—	191,585
Total assets	$191,585	$—	$—	$191,585
Liabilities:
Net embedded derivative liability	—	—	—	—
Total liabilities	$—	$—	$—	$—

Money market funds are included in cash and cash equivalents on the Company's condensed balance sheets and are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices.

The carrying amounts reflected in the Company's condensed balance sheets for cash equivalents, other receivable-related party, restricted cash, and accounts payable approximate their fair values, due to their short-term nature.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Investment in Ji Xing Senior Common Shares - Related Party

In connection with entering into the License Agreement with Ji Xing, as described in Note 8, License and Collaboration Agreements, the Company received 397,562 senior common shares of Ji Xing on August 5, 2021 (Investment), which were accounted for as a non-marketable equity investment and valued as of August 5, 2021. The Investment is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an identical or similar investment of Ji Xing.

The following table represents significant unobservable inputs used in determining the estimated fair value of the Investment as of August 5, 2021 (in thousands):

	Valuation Technique	Unobservable Inputs	Value
Asset
Investment	Market Approach - Backsolve method	Equity values of recent rounds of financing by the issuer	$443

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

3.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	7,000	3,500
Accrued professional services	3,161	1,244
Accrued research and development expense	1,013	3,541
Total accrued expenses and other current liabilities	$11,174	$8,285

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
4.    Stockholders' Equity

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.

The Company reserved common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Outstanding options under the 2016 Equity Incentive Plan	2,370,256	2,567,566
Outstanding options under the 2019 Equity Incentive Plan	2,031,932	918,145
Outstanding options under the 2021 Inducement Plan	270,600	—
Equity awards available for grant under the 2019 Equity Incentive Plan (1)	1,588,105	1,790,106
Equity awards available for grant under the 2021 Inducement Plan	379,400	—
Unvested restricted stock units (RSUs)	178,595	61,215
Shares reserved for purchase under the Employee Stock Purchase Plan (the ESPP)	270,000	270,000
Total	7,088,888	5,607,032

(1) — Effective January 1, 2021, in connection with the evergreen provision under the 2019 Equity Incentive Plan (the 2019 Plan) 1,035,619 shares were added to the 2019 Plan.

2021 Inducement Plan

In July 2021, the Company's Board of Directors approved the adoption of the Company's 2021 Inducement Plan (the Inducement Plan), which is used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company. The Company reserved 650,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan.

Stock Options
The following table summarizes stock option activity under the 2016 Equity Incentive Plan, the 2019 Plan and the 2021 Inducement Plan during the nine months ended September 30, 2021 (in thousands, except shares, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2021	3,485,711	$10.74	8.2	$36,506
Options granted	1,479,153	16.59
Options exercised	(171,610)	3.53		2,272
Options forfeited	(120,466)	19.42		342
Balance, September 30, 2021	4,672,788	12.64	8.1	17,535
Shares vested and exercisable as of September 30, 2021	2,058,694	7.15	7.0	14,885
Vested and expected to vest as of September 30, 2021	4,672,788	$12.64	8.1	$17,535

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The weighted average fair value of options granted during the nine months ended September 30, 2021 was $10.88 per share. As of September 30, 2021, the total unrecognized stock-based compensation expense for stock options was $28.8 million, which is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock Units
Restricted stock units (the RSUs) are granted to the Company's directors and certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company's common stock.
Activity with respect to the Company's restricted stock units during the nine months ended September 30, 2021 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	61,215	$23.83	1.4	$1,152
Restricted stock units granted	154,431	18.26		2,820
Restricted stock units vested	(32,153)	27.15		648
Restricted units forfeited	(4,898)	18.77		87
Balance, September 30, 2021	178,595	18.56	2.5	2,116
Unvested and expected to vest as of September 30, 2021	178,595	$18.56	2.5	$2,116
As of September 30, 2021, the total unrecognized stock-based compensation expense for RSUs was $2.6 million, which is expected to be recognized over a weighted average period of 2.6 years.
2019 Employee Stock Purchase Plan

In October 2019, the Company adopted the ESPP, which became effective on October 29, 2019. Effective April 1, 2021, the Company established its first offering period under the ESPP, which began on April 16, 2021 and ends on November 15, 2021. After the first offering period, the ESPP provides for automatic six-month offering periods. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15% discount through payroll deductions, subject to plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. Because the first offering period has not yet expired, no shares have been purchased under the ESPP as of September 30, 2021.

Stock-Based Compensation Expense
Total stock-based compensation expense related to the Company's equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$485	$246	$1,311	$702
Selling, general and administrative	2,630	1,744	7,532	4,077
Total stock-based compensation expense	$3,115	$1,990	$8,843	$4,779

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
5.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,670)	$(16,305)	$(58,595)	$(48,288)
Denominator:
Weighted average shares outstanding, basic and diluted	26,037,975	25,797,282	25,984,412	23,544,035
Net loss per share, basic and diluted	$(0.68)	$(0.63)	$(2.25)	$(2.05)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Options to purchase common stock	4,672,788	3,205,831
Unvested restricted stock units	178,595	63,929
Shares committed under the ESPP	30,170	—
Total	4,881,553	3,269,760

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Leases
The Company is party to several operating and finance lease agreements related to office and laboratory space and office equipment.
In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under the Company's operating lease agreements are $0.7 million as of September 30, 2021. Total lease payments required over the life of the Company's operating leases are $1.6 million. Rent expense was $0.4 million and $0.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The remaining lease terms were between 0.8 and 2.4 years as of September 30, 2021.
Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$629	$644
Finance lease right-of-use assets	22	34
Total right-of-use assets	$651	$678

Operating lease liabilities	$464	$400
Finance lease liabilities	17	18
Total lease liabilities	$481	$418

Operating lease liabilities, non-current	$172	$250
Finance lease liabilities, non-current	7	19
Total lease liabilities, non-current	$179	$269

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of September 30, 2021	Finance Leases	Operating Leases	Total
2021 (remainder)	$5	$138	$143
2022	16	376	392
2023	4	126	130
2024	—	21	21
Total undiscounted cash flows	25	661	686
Less: imputed interest	(1)	(25)	(26)
Total lease liabilities	24	636	660
Less: current portion	(17)	(464)	(481)
Lease liabilities	$7	$172	$179
In August 2021, the Company entered into a lease agreement for office space in Boston, Massachusetts for a five-year term beginning on December 1, 2021 and ending on November 30, 2026. The lease will be classified as an operating lease in accordance with Accounting Standards Codification Topic 842, Leases. Total future minimum lease payments under this agreement are $2.7 million as of September 30, 2021 with the first lease payment due on December 1, 2021.

7.    Long-term Debt

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches: the first $45 million tranche was funded on August 10, 2021, the

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
second $50 million tranche to be funded, at the option of the Company, upon FDA approval of TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease, with an approved label that includes eye dryness score data from clinical trials, among other conditions, and the third $30 million tranche to be funded on or prior to June 30, 2023, at the option of the Company, upon the Company having received at least $40 million in net recurring revenue from the sale and/or licensing of TYRVAYA Nasal Spray in any twelve month period prior to March 31, 2023, among other conditions, including having already drawn on the second tranche.

The term loans underlying the Credit Agreement mature on August 5, 2027 and are structured for full principal repayment at maturity. The term loans bear interest at the secured overnight financing rate (with a floor of 0.40%) plus a spread of 8.10% per annum (Contractual Interest). Upon an event of default, the Contractual Interest rate shall increase by 3%. The Company is required to pay a 6% exit fee (the Exit Fee), or $2.7 million for the first $45 million tranche at the time of the loan maturity; further, in connection with any prepayment event, the Company must also pay a prepayment premium equal to 10% of the principal amount of the loans drawn if the prepayment occurs prior to the first anniversary of the closing date, 8% after the first anniversary and prior to the second anniversary of the closing date, 6% after the second anniversary and prior to the third anniversary, and 4% after the third anniversary and prior to the fourth anniversary of the closing date. An early prepayment fee shall not be payable at any time on or after the earlier to occur of (a) the drawing of the second tranche and (b) the fourth anniversary of the closing date. Additionally, any repayment of the debt will be subject to a buyout amount, which is the revenue interest cap described below, minus the revenue sharing fee (the Revenue Sharing Fee) payments made to date to OrbiMed under the Credit Agreement.

Commencing with the fourth full fiscal quarter after the TYRVAYA Nasal Spray approval, if the Company does not meet certain minimum recurring revenue thresholds from the sale and/ or licensing of OC-01 in the last four quarters, the Credit Agreement requires a $5 million repayment of principal on the interest payment date following such fiscal quarter. This test is applied each quarter following commencement of the Credit Agreement. The Company is permitted to prepay at any time, in whole or in part, the term loans, subject to the payment of a prepayment fee, an exit fee, and a buyout amount. The term loans are also required to be mandatorily prepaid with the proceeds of certain asset sales and casualty events and the issuance of convertible debt and would be subject to prepayment upon the occurrence of an event of default, upon if the loans become an Applicable High Yield Discount Obligation, or upon if it becomes illegal for the lender to lend the loans to the Company. The optional prepayment feature, the contingent prepayment features, and the contingent interest features that are unrelated to the Company’s credit worthiness meet the criteria to be accounted for as embedded derivatives because their economic characteristics are not clearly and closely related to that of the debt host and they meet the definition of a derivative. The optional prepayment feature has been bifurcated as an embedded derivative asset; however, because the probability of triggering the contingent repayment and the contingent interest features is remote, the fair values of these features are currently immaterial.

Commencing with the fourth quarter of 2021, the Company is required to make quarterly payments to OrbiMed in the form of the Revenue Sharing Fee in an amount equal to 3% of all net revenue from fiscal year net sales and licenses of OC-01 up to $300 million and 1% of all revenue from fiscal year sales and licenses of TYRVAYA Nasal Spray in excess of $300 million and up to $500 million, subject to caps on such fiscal year net sales and license revenues. These caps increase both on an annual fiscal year basis and upon funding of the second and third term loan tranches. The Revenue Sharing Fee for the first tranche is capped at a fixed $9 million. The Company is subject to additional Revenue Sharing Fee cap amounts for any future tranches drawn. The Company is obligated to pay the Revenue Sharing Fee cap amount regardless of the level of net sales and license revenues. If the Company were to make a prepayment of the term loan, in whole or part, or when the Company repays the principal of the loan at maturity, it is obligated to pay a buyout amount, which is composed of the Revenue Sharing Fee cap amount minus and Revenue Sharing Fees paid since the origination of the term loan.

The Company has separated the Revenue Sharing Fee feature from the host debt instrument and accounted for it as an embedded derivative liability because its economic characteristics are not clearly and closely related to that of the host contract, and it meets the definition of a derivative. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with early prepayment fee, the exit fee and buyout amount (if applicable). This prepayment option has been determined to qualify as an embedded derivative asset. The Revenue Sharing Fee feature does not meet the scope exception in ASC 815, Derivatives and Hedging, for non-exchange-traded contracts for which the settlement is based on a specified volume of sales or service revenues of one of the parties to the contract because it does not affect the variability of payment, only the timing of certain payments under the debt host. The embedded derivative asset and liability have been netted together to result in a net embedded derivative liability, which is recorded in other long-term liabilities on the Company’s condensed balance sheet. This bifurcation of the net embedded derivative liability resulted in an adjustment to increase the debt discount on the loan drawn under the first tranche. The discount created by the bifurcated net embedded derivative liability, together with the exit fee, the buyout amount, and any debt issuance fees attributable to the initial tranche are deferred and amortized using the effective interest method over the life of the term loan, which resulted in an effective interest rate of 14.11% on the loan as of September 30, 2021.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The value of the net embedded derivative liability as of August 5, 2021 and September 30, 2021 was $0.4 million and $0.2 million, respectively, with the change in fair value of $0.2 million recorded in other income, net in the condensed statement of operations for the three and nine months ended September 30, 2021.

In connection with entering into the Credit Agreement, and as shown in the table below, the Company incurred loan commitment fees, which were capitalized and recorded in other assets on the Company's condensed balance sheet as of September 30, 2021. The Company amortizes loan commitment fees on a straight-line basis over the term of the loan commitment. The balance of the loan commitment fees and accumulated amortization recorded on the Company’s condensed balance sheet were as follows:

September 30, 2021

Loan commitment fees	$1,981
Accumulated amortization of loan commitment fees	(271)
Loan commitment fees, net	$1,710

In connection with entering into the Credit Agreement, and as shown in the table below, the Company incurred debt issuance costs, which were capitalized and recorded as a contra-liability on the Company's condensed balance sheet as of September 30, 2021. The debt issuance and discount costs are being accreted over the life of the tranche drawn by the Company using the effective interest method, which currently include the $2.7 million exit fee which will be paid upon maturity of the first tranche, the $9.0 million Revenue Sharing Fee, as well as the net embedded derivative liability recorded in connection with the Revenue Sharing Fee. The balances of the long-term debt, debt issuance and discount costs, net embedded derivative liability, and accumulated accretion recorded on the Company's condensed balance sheet were as follows:

September 30, 2021

Long-term debt	$45,000
Debt issuance and discount costs	(2,868)
Net embedded derivative liability	(450)
Accumulated accretion of long-term debt related costs	237
Long-term debt, net	$41,919

During the three months and nine months ended September 30, 2021, the Company recorded interest expense of $1.1 million in each period, of which $0.5 million related to the amortization of the loan commitment fees and accretion of the Revenue Sharing Fee and the related net embedded derivative liability, as well as debt issuance and discount costs.

The following table identifies the Company's obligations under the Credit Agreement as of September 30, 2021 (in thousands):

	Less than a year	1-3 years	3-5 years	More than 5 years	Total
Debt Principal	$—	$—	$—	$45,000	$45,000
Exit Fee	—	—	—	2,700	2,700
Contractual Interest on debt	3,878	7,767	7,756	3,283	22,684
Revenue Sharing Cap (a)	—	—	—	9,000	9,000
Total obligations	$3,878	$7,767	$7,756	$59,983	$79,384

(a) — The Revenue Sharing Fee is capped at $9 million and timing of payments will vary based on the Company's net sales of OC-01.
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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to the Company’s ability to enter into certain forms of indebtedness, as well as to pay dividends and other restricted payments. The Credit Agreement also includes provisions for customary events of default. The Credit Agreement required compliance with a minimum liquidity covenant of $20 million prior to TYRVAYA Nasal Spray approval and now requires $5 million following the approval of TYRVAYA Nasal Spray approval. The Company was in compliance with the minimum liquidity requirement as of September 30, 2021.

On October 19, 2021, the Company entered into a waiver and amendment (Amendment) to the Credit Agreement, to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. Because the label approving TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease did not include eye dryness score data from clinical trials, the Amendment was required in order for the Company to draw the second tranche and to be eligible to draw the third tranche under the Credit Agreement. The Amendment also increased the amount of principal that is required to be repaid if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray on a quarterly basis for the most recently ended four fiscal quarter period, from $5 million to $10 million if (i) the Company does not meet such minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred. The Company delivered a notice to OrbiMed on October 19, 2021 that it intended to borrow the second tranche and the Company received the second tranche funding on November 4, 2021. The Company would also be barred from drawing the second tranche in the event an improper promotional event occurs prior to the funding of the second tranche.

8.    License and Collaboration Agreements

Ji Xing Pharmaceuticals Limited - Related Party

On August 5, 2021, the Company entered into a license and collaboration agreement (the License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), which is an entity affiliated with RTW Investments, LP. RTW Investments, LP is one of the Company's beneficial owners and, as a result, the License Agreement is considered to be a related party transaction. Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders (the Field) in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development, regulatory, manufacturing and commercialization activities in the Territory, and the Company will be responsible for supplying the drug substance and finished products of OC-01 (varenicline solution) and OC-02 (simpinicline) for Ji Xing’s clinical development at quantities to be agreed by the parties, subject to one or more separate supply agreements as contemplated by the License Agreement. Ji Xing is prohibited from engaging in certain competitive activities during the term of the License Agreement. Subject to certain limitations, the Company may not commercialize any nAChR agonist in the Field in the Territory, without first offering Ji Xing a right of first negotiation for such product in the Territory. The Company has also granted Ji Xing a right of first negotiation to expand indications or uses of OC-01 (varenicline solution) or OC-02 (simpinicline) in the Territory.

In August 2021, the Company recognized $17.9 million of revenue in connection with the License Agreement, which is inclusive of 397,562 senior common shares of Ji Xing valued at $0.4 million. The Company received $15.0 million in cash consideration during the three months ended September 30, 2021 and included $2.5 million in other receivable-related party on the condensed balance sheet as of September 30, 2021.

As provided for in the License Agreement, the Company is entitled to receive an additional 397,561 senior common shares of Ji Xing, which occurred on October 28, 2021, and $5.0 million in development milestone payments upon the FDA approval of TYRVAYA Nasal Spray, which occurred on October 15, 2021. Per the License Agreement the Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02 and are based on royalty rates between 10% and 20%. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for all licensed products in the Territory under the License Agreement. Ji Xing may terminate the License Agreement for convenience by providing at least 180 days written notice. Each party has the right to terminate the License Agreement for the other party’s uncured material breach or insolvency. The Company may also terminate the License Agreement if Ji Xing, its affiliates or sublicensees challenges the enforceability, validity or scope of certain patents owned by the Company, subject to customary exceptions set forth in the License Agreement. Upon termination, any license granted by the Company to Ji Xing will terminate, and all sublicenses granted by Ji Xing shall also terminate.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Adaptive Phage Therapeutics

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would make potential development and regulatory milestones payments, as well as the potential to make sales-related milestones and tiered royalty payments of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the nine months ended September 30, 2021. The Company has not exercised the option granted under the agreement as of September 30, 2021.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer), which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline solution) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commences upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. No milestone was achieved or royalties accrued as of September 30, 2021 and December 31, 2020.

9.    Commitments and Contingencies

Commitments

In addition to disclosures in these condensed financial statements, the following are the Company's commitments as of September 30, 2021:

Purchase Commitment

In July 2021, the Company entered into a manufacturing and supply agreement with a contract manufacturing organization (CMO) to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company will pay a minimum capacity reservation fee in the amount of $2.5 million for each of the next three years ending December 31, 2021, 2022, and 2023, respectively. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. The Company made no minimum capacity reservation fee payments as of September 30, 2021.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
10.    Subsequent events

On October 15, 2021, TYRVAYA Nasal Spray was approved by the FDA for the treatment of the signs and symptoms of dry eye disease.

On October 19, 2021, the Company entered into the Amendment to the Credit Agreement, to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. Because the label approving TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease did not include eye dryness score data from clinical trials, the Amendment was required in order for the Company to draw the second tranche and to be eligible to draw the third tranche under the Credit Agreement. The Company delivered notice to OrbiMed on October 19, 2021 that it intended to borrow the second tranche and the Company received the second tranche funding on November 4, 2021.

The Amendment also increased the amount of principal that is required to be repaid if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray on a quarterly basis for the most recently ended four fiscal quarter period, from $5 million to $10 million if (i) the Company does not meet such minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred.

In October 2021, the Company received an additional 397,561 of the senior common shares of Ji Xing and $5.0 million in development milestone payments which were contingent upon the FDA approval of TYRVAYA Nasal Spray which occurred on October 15, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three and nine months ended September 30, 2021 and 2020. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

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

Executive Summary

Introduction and Overview

Oyster Point Pharma, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. On October 15, 2021, TYRVAYA™ (varenicline solution) Nasal Spray (TYRVAYA Nasal Spray), formerly referred to as OC-01 (varenicline solution) nasal spray, a highly selective nicotinic acetylcholine receptor (nAChR) agonist, was approved by the U.S. Food and Drug Administration (FDA) for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis.

The Company expects to continue to finance its operations through private and public equity, debt financing, collaborative or other arrangements with corporate sources or through other sources of financing. The Company’s net losses were $58.6 million and $48.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $213.3 million. The Company expects that its selling, general and administrative expenses will continue to increase as the Company commercializes TYRVAYA Nasal Spray following its recent approval by the FDA. Additionally, operating expenses will increase as the Company advances its other product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization; acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio; and hires additional personnel.

Recent Events

FDA Approval of TYRVAYA Nasal Spray

On October 15, 2021, TYRVAYA Nasal Spray was approved by the FDA for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray is the first and only nasal spray approved for the treatment of dry eye disease. TYRVAYA Nasal Spray is believed to bind to cholinergic receptors to activate the trigeminal parasympathetic pathway resulting in increased production of basal tear film as a treatment for dry eye disease. TYRVAYA Nasal Spray is a highly selective cholinergic agonist delivered twice daily as a multi-dose, aqueous nasal spray into each nostril to activate basal tear production. Nasal spray administration provides a new way to treat dry eye disease without administering medication onto an already irritated ocular surface.

Credit Facility with OrbiMed

On August 5, 2021, Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches: the first $45 million tranche was funded on August 10, 2021, the second $50 million tranche to be funded, at the option of the Company, upon FDA approval of TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease, with an approved label that includes eye dryness score data from clinical trials, among other conditions, and the third $30 million tranche to be funded on or prior to June 30, 2023, at the option of the Company, upon the Company having received at least $40 million in net recurring revenue from the sale and/or licensing of TYRVAYA Nasal Spray in any twelve month period prior to March 31, 2023, among other conditions, including having already drawn on the second tranche.

On October 19, 2021, the Company entered into a waiver and amendment (the Amendment) to the Credit Agreement to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. The Amendment also increased the amount of principal that is required to be repaid if the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray on a quarterly basis for the most recently ended four fiscal quarter period, from $5 million to $10 million if (i) the company does not meet such minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred. The Company delivered notice to OrbiMed on October 19, 2021 that it intended to borrow the second tranche and the Company received the second tranche funding on November 4, 2021.

Ji Xing License and Collaboration Agreement

On August 5, 2021, the Company entered into a license and collaboration agreement (the License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), a biotechnology company headquartered in Shanghai, China and backed by RTW

Investments, LP (RTW). Pursuant to the License Agreement, the Company has granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. Ji Xing will be responsible for the development, regulatory, manufacturing and commercialization activities costs in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan. The Company will be responsible for supplying the drug substance and finished products of OC-01 (varenicline solution) and OC-02 (simpinicline) for Ji Xing's clinical development at quantities to be agreed by the parties for a period of up to twelve months, subject to one or more separate supply agreements as contemplated by the License Agreement. In August 2021, the Company recognized $17.9 million of revenue in connection with the License Agreement, which is inclusive of 397,562 of Ji Xing senior common shares valued at $0.4 million. The Company received $15.0 million in cash consideration during the three months ended September 30, 2021 and included $2.5 million in other receivable-related party on the condensed balance sheet as of September 30, 2021. In October 2021, the Company received an additional 397,561 senior common shares of Ji Xing and $5.0 million in development milestone payments upon the FDA approval of TYRVAYA Nasal Spray which occurred on October 15, 2021. Per the License Agreement, the Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02 and based on royalty rates between 10% and 20%.

Commercial Launch Agreements

In anticipation of the Company's commercial launch of TYRVAYA Nasal Spray in the fourth quarter of 2021, the Company entered into wholesaler, patient services, manufacturing and supply, as well as a third party logistics services agreements.

Full Onboarding of U.S. Sales Representatives

The Company has fully onboarded its planned field force of 150-200 sales resources in 2021, who have been in the field communicating the Company's dry eye disease-state awareness campaign and will now begin promoting TYRVAYA Nasal Spray to eye care practitioners. TYRVAYA Nasal Spray is now available at U.S. regional wholesalers for distribution to pharmacies, and samples are available to eye care practitioners.

Preclinical Data Highlighting Potent Activity of TYRVAYA Nasal Spray and OC-02 (simpinicline) against SARS-CoV-2 Virus and Variants.

In July 2021, the Company announced preclinical data in non-human primates and in vitro models evaluating TYRVAYA Nasal Spray against SARS-CoV-2 and the alpha and beta variants, the viruses that cause COVID-19 disease. Administration of TYRVAYA Nasal Spray to non-human primates was observed to inhibit viral replication in the nose within 24 hours of infectious SARS-CoV-2 challenge with absence of subgenomic RNA at Day 3 and Day 5 post-challenge. The results were published on the preprint server bioRxiv. In addition, varenicline was observed to inhibit cellular entry and replication of SARS-CoV-2 and its alpha and beta variants in multiple human cell types. Lastly, OC-02 (simpinicline) was also observed to inhibit cellular entry and replication of SARS-CoV-2 alpha variant in Calu-3 human cells at very low concentrations. Additional preclinical studies with SARS-CoV-2 variants are currently underway.

2021 Inducement Plan

In July 2021, the Company's Board of Directors approved the adoption of the 2021 Inducement Plan (the Inducement Plan), which is used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company. The Company has reserved 650,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan.

Enrollment of First Subject in the OLYMPIA Phase 2 Clinical Trial of TYRVAYA Nasal Spray (varenicline solution) Nasal Spray for Patients with Neurotrophic Keratopathy

In June 2021, the Company announced enrollment of the first subject in the OLYMPIA Phase 2 clinical trial of TYRVAYA Nasal Spray for the treatment of Stage 1 Neurotrophic Keratopathy (NK). Enrollment is expected to be completed in 2022.

Pipeline Expansion with Enriched Tear Film (ETF™) Gene Therapy to Target Ophthalmic Diseases

In June 2021, the Company announced the expansion of its pipeline with the introduction of its proprietary ETF™ gene therapy and proof-of-concept in vivo study results from it first gene therapy candidate, OC-101. Preclinical study results from a 42-day proof-of-concept in vivo study demonstrated a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector that delivers the human Nerve Growth Factor (NGF) gene. A single injection produced statistically significant increase of NGF in tear film, as compared to control. Preclinical study results also demonstrated that following AAV transduction of the lacrimal gland, cholinergic activation with TYRVAYA Nasal Spray produced statistically significant increase of NGF levels in tear film of a rabbit model, as compared to control, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. No macroscopic or microscopic safety findings were observed associated with either the intralacrimal gland administration of TYRVAYA Nasal Spray or intranasal administration of TYRVAYA Nasal Spray.

Research Collaboration with Adaptive Phage Therapeutics, Inc. to Target Ophthalmic Diseases

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay for potential development and regulatory milestones, as well as the potential for sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the nine months ended September 30, 2021.
The Impact of the SARS-CoV-2 Virus Pandemic

During the nine months ended September 30, 2021, the financial results of the Company were not significantly affected by the SARS-CoV-2 virus pandemic. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the impact of the SARS-CoV-2 virus pandemic on its trials, expected timelines and costs, as well as potential supply-chain challenges as it prepares itself for commercialization of the TYRVAYA Nasal Spray and as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the industry. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including previously instituted remote working arrangements for employees through at least the third quarter of 2021 and investing in personal protective equipment for the future return to the office. With the surge of the Delta variant of the virus across the United States during the second half of 2021, the Company delayed the planned voluntary return to the office for its employees until at least December 2021. However, the Company will continue monitoring COVID-19 infection rates and make practical decisions about voluntary reopening in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

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

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the ”Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

Revenue:
License revenue - related party	$17,943	$—	$17,943	100%
Total revenue	17,943	$—	17,943	100%
Research and development:
Clinical, preclinical	1,467	2,148	(681)	(32)%
Chemistry, manufacturing and controls (CMC)	3,727	4,676	(949)	(20)%
Other	1,020	1,386	(366)	(26)%
Total research and development	6,214	8,210	(1,996)	(24)%
Selling, general and administrative	28,497	8,112	20,385	251%
Loss from operations	(16,768)	(16,322)	(446)	3%
Other income (expense)
Other income, net	222	17	205	1206%
Interest expense	(1,124)	—	(1,124)	100%
Total other expense, net	(902)	17	(919)	N/M
Net loss	$(17,670)	$(16,305)	$(1,365)	8%

N/M - Not Meaningful.

License Revenue - Related Party

In connection with the License Agreement entered into with Ji Xing, the Company recognized $17.9 million in license revenue during the three months ended September 30, 2021. The license revenue was recognized upon the transfer of control of the licenses to Ji Xing and was comprised of $17.5 million cash consideration, of which $2.5 million was included in other receivable-related party on the condensed balance sheet as of September 30, 2021, and non-cash consideration of 397,562 senior common shares of Ji Xing valued at $0.4 million. The receipt of the Ji Xing senior common shares was recorded as a non-marketable equity investment and included in other assets on the condensed balance sheet as of September 30, 2021.

Research and Development Expenses

Research and development expenses decreased by $2.0 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was driven by lower CMC expenses incurred by the Company in the third quarter of 2021 compared to the third quarter of 2020, which included significant pre-approval inventory costs, as well as expenses related to the preparation of the NDA filing in December 2020. The Company also incurred lower clinical and pre-clinical expense due to the timing and number of the studies conducted during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was driven by higher payroll-related expenses of $11.2 million, inclusive of increase in stock-based compensation of $0.8 million, primarily driven by onboarding a commercial field force during the three months ended September 30, 2021. The Company incurred higher commercial planning expenses of $5.2 million in anticipation of a U.S. launch of TYRVAYA Nasal Spray, and higher general and administrative expenses of $3.1 million, related to accounting, legal, facilities, and information technology costs. The Company also incurred higher medical affairs costs in the amount of $0.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Interest Expense

The Company incurred $1.1 million of interest expense during the three months ended September 30, 2021 related to the Credit Agreement. Interest expense for the three months ended September 30, 2021 includes contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
License revenue - related party	$17,943	$—	$17,943	100%
Total revenue	17,943	—	17,943	100%
Research and development:
Clinical, preclinical	5,468	10,141	(4,673)	(46)%
Chemistry, manufacturing and controls (CMC)	12,772	14,236	(1,464)	(10)%
Other	532	3,727	(3,195)	(86)%
Total research and development	18,772	28,104	(9,332)	(33)%
Selling, general and administrative	56,885	20,641	36,244	176%
Loss from operations	(57,714)	(48,745)	(8,969)	18%
Other income (expense)
Other income, net	243	457	(214)	(47)%
Interest expense	(1,124)	—	(1,124)	100%
Total other expense, net	(881)	457	(1,338)	(293)%
Net loss	$(58,595)	$(48,288)	$(10,307)	21%

License Revenue - Related Party

In connection with the License Agreement entered into with Ji Xing, the Company recognized $17.9 million in license revenue during the nine months ended September 30, 2021. The license revenue was recognized upon the transfer of control of the licenses to Ji Xing and was comprised of $17.5 million cash consideration, of which $2.5 million was included in other receivable-related party on the condensed balance sheet as of September 30, 2021, and non-cash consideration of 397,562 senior common shares of Ji Xing valued at $0.4 million. The receipt of the Ji Xing senior common shares was recorded as a non-marketable equity investment and included in other assets on the condensed balance sheet as of September 30, 2021.

Research and Development Expenses
Research and development expenses decreased by $9.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in clinical, preclinical, and CMC expense of $6.1 million was primarily due to the completion of the ONSET-2 Phase 3 clinical trial in May 2020. The decrease in other research and development costs of $3.2 million was primarily driven by the application fee waiver granted to the Company in April 2021. In December 2020, the Company paid a fee of $2.9 million to the FDA under the Prescription Drug User Fee Act (PDUFA) in conjunction with the filing of its NDA for TYRVAYA Nasal Spray. The Company filed a request with the FDA to grant a waiver and refund the fee under the small business waiver provision of the PDUFA. Due to the uncertainty regarding the collectability of this refund, the Company recorded the filing fee in research and development expense in December 2020. In February 2021, the FDA granted the Company’s request for the waiver. The refund was recorded as a reduction in other research and development expense for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven by higher payroll-related expenses of $20.6 million, inclusive of increase in stock-based compensation of $3.4 million. The increase in payroll-related expenses is related to the onboarding of commercial sales force and other employees to support the anticipated commercial launch of TYRVAYA Nasal Spray in the fourth quarter of 2021. In addition to the increase in payroll-related expenses related to the anticipated launch of the product, the Company also incurred higher marketing and advertising expenses of $9.0 million. The Company incurred higher other general and administrative expenses of $4.3 million, related to accounting, legal, facilities, and information technology costs. The Company also incurred an increase in medical affairs costs in the amount of $2.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest Expense

The Company incurred $1.1 million of interest expense during the nine months ended September 30, 2021 related to the Credit Agreement. Interest expense for the three months ended September 30, 2021 includes contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs.

Liquidity and Capital Resources

Sources of Liquidity

The Company's principal sources of liquidity include cash on hand and borrowings under the Credit Agreement the Company entered into with OrbiMed in August 2021. In August 2021, the Company drew upon the first tranche of the credit facility in the amount of $45.0 million and received proceeds of $40.2 million, net of loan commitment fees, debt issuance and discount costs. In October 2021, the Company entered into the Amendment, to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto. The Company delivered a notice to OrbiMed on October 19, 2021 that it intended to borrow the second tranche and the Company received the second tranche funding on November 4, 2021. The Company would also be barred from drawing the second tranche in the event an improper promotional event occurs prior to the funding of the second tranche. The Credit Agreement provides for the third $30 million tranche to be funded on or prior to June 30, 2023, at the option of the Company, upon the Company having received at least $40 million in net recurring revenue from the sale and/or licensing of TYRVAYA Nasal Spray prior to March 31, 2023, among other conditions, including having already drawn on the second tranche.

As of September 30, 2021, the Company had cash and cash equivalents of approximately $184.2 million and $80 million remaining under the term loan credit facility, which will be available upon the achievement of certain events and the passage of time.
In November 2020, the Company entered into a sales agreement with Cowen and Company, LLC (the Agent), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100 million through the Agent (the ATM).

Future Funding Requirements

Based on the Company's current business plan, management believes that its available cash and cash equivalents will be sufficient to fund the Company's planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $58.6 million and $48.3 million for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $213.3 million as of September 30, 2021. On October 15, 2021, the Company's first product, TYRVAYA Nasal Spray, was approved by the FDA for the treatment of the signs and symptoms of dry eye disease. The Company is subject to all of the risks typically related to the development and sale of new pharmaceutical products, and it may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company will require additional funds as it commercializes TYRVAYA Nasal Spray, any future products, and to fund operations for the foreseeable future. The Company is unable to entirely fund these efforts with its current financial resources and there can be no assurance that it will be able to secure such additional financing on a timely basis, if at all, that will be sufficient to meet these needs. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce or eliminate certain commercial related expenses, included in selling, general and administrative expenses, as well as delay, reduce or eliminate the scope of or eliminate one or more of its research or development programs, which would materially and adversely affect its business, financial condition and operations. The Company may seek to raise capital through private or public equity or debt financings, collaborative or other arrangement with corporate sources, or through other sources of financing.

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

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash (used in) provided by:
Operating activities	$(47,895)	$(37,348)	$(10,547)
Investing activities	(1,250)	(342)	(908)
Financing activities	40,726	112,884	(72,158)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(8,419)	$75,194	$(83,613)

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $10.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to higher net loss adjusted for non-cash items during the period in the amount of $6.2 million, as well as a decrease in working capital of $4.3 million. The decrease in working capital was driven primarily by timing of the $2.5 million receivable due from Ji Xing in connection with the License Agreement, as well as timing of payments to the Company's service providers. The Company's higher net loss was driven by the preparation for the commercial launch of TYRVAYA Nasal Spray in the fourth quarter of 2021, as well as continued development of the Company's product candidates.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily related to partial payments for equipment to be used in manufacturing of TYRVAYA Nasal Spray, as well as purchases of laboratory equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $72.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The Company received $112.6 million in proceeds from the follow on public offering during the second quarter of 2020, compared to net proceeds from long-term debt of $40.2 million received during the nine months ended September 30, 2021 under the Credit Agreement.

Contractual Obligations and Commitments

In connection with the Credit Agreement and as further described in Note 7, Long-term Debt, the Company is required to make certain contractual payments in future periods. The Credit Agreement matures on August 5, 2027 and the loan is structured for full principal repayment at maturity.

The following table identifies the Company's obligations under the Credit Agreement as of September 30, 2021 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt Principal	$—	$—	$—	$45,000	$45,000
Exit Fee	—	—	—	2,700	2,700
Contractual Interest on debt	3,878	7,767	7,756	3,283	22,684
Revenue Sharing Cap (a)	—	—	—	9,000	9,000
Total obligations	$3,878	$7,767	$7,756	$59,983	$79,384

(a) — The Revenue Sharing Fee is capped at $9 million and timing of payments will vary based on the Company's net sales of OC-01.

In August 2021, the Company entered into a lease agreement for office space in Boston, Massachusetts for a five-year term beginning on December 1, 2021 and ending on November 30, 2026. Total future minimum lease payments under this lease are $2.7 million as of September 30, 2021 with the first lease payment to be made on December 1, 2021.

In July 2021, the Company entered into a manufacturing and supply agreement with a contract manufacturing organization (CMO) to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company will pay a minimum capacity reservation fee in the amount of $2.5 million for each of the next three years ending December 31, 2021, 2022, and 2023, respectively. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. The Company made no minimum capacity reservation fee payments as of September 30, 2021.

In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under this agreement are $0.7 million as of September 30, 2021.

As of September 30, 2021, other than noted above, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Estimates

The Company's financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses incurred during the reporting periods. The Company bases its estimates on historical experience, terms of existing contracts, commonly accepted industry practices and on other assumptions that it believes are reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The future effects of the SARS-CoV-2 virus pandemic on the Company's results of operations, cash flows, and financial position are unclear, however the Company believes it has used reasonable estimates and assumptions in preparing the interim condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies and estimates are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company periodically reviews its accounting policies, estimates and assumptions and makes adjustments when facts and circumstances dictate. In addition to the accounting policies that are described in the Company's 2020 Annual Report on Form 10-K, the following critical accounting policies were affected by critical accounting estimates in connection with the Company offering its employees an option to purchase the Company's common stock under the ESPP effective April 1, 2021 and the Company entering into the License Agreement with Ji Xing in August 2021.

Stock-Based Compensation
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

Revenue

The Company entered into the License Agreement with Ji Xing during the three months ended September 30, 2021, as further described in Note 8, License and Collaboration Agreements. The License Agreement provides for Ji Xing to develop and commercialize certain Company products in exchange for payments by the licensee that include a non-refundable, up-front license fee, development and sales-based milestone payments, as well as royalties on net sales of licensed products. In connection with the License Agreement, the Company adopted revenue policies in accordance with ASU 606. The Company recognizes license revenue when the licensee has the ability to direct the use of and benefit from the licensed intellectual property.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1, Nature of Business, Basis of Presentation and Significant Accounting Policies to the Company's unaudited interim condensed financial statements included in this Quarterly Report.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company's Credit Agreement is a variable rate term loan credit facility, which subjects the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2021, a 1% change in interest rates would result in less than $0.5 million change in interest expense on a rolling twelve-month basis.

In addition, as of September 30, 2021, the Company had cash equivalents of $183.2 million, consisting of interest-bearing money market funds, which would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, a change in interest rates would not have a material effect on the Company's interest income generated from its money-market funds.

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings.
None.

ITEM 1A — Risk Factors.

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2021.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order on January 28, 2021 that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and the Company's business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA also released a final rule, on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

The Company relies upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to its development programs and product candidates. The Company's success depends in part on its ability to obtain and maintain patent protection in the United States and other countries with respect to TYRVAYA Nasal Spray and other product candidates. The Company seeks to protect its proprietary position by filing patent applications in the United States and abroad related to its development programs and product candidates. The patent prosecution process is expensive and time-consuming, and the Company may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that the Company owns may fail to result in issued patents with claims that protect TYRVAYA Nasal Spray or other product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to the Company's patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover TYRVAYA Nasal Spray or other product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to the Company could deprive it of rights necessary for the successful commercialization of any product candidates that it may develop.

The European patent related to varenicline, the active ingredient in TYRVAYA Nasal Spray, has been opposed. There is a risk that the European patent will be invalidated, or have its claims amended, through the opposition process. Invalidation or amendment could have a material impact on our ability to commercialize in Europe and/or a material adverse impact to deter competition from potential competitors in Europe. There is a risk that we may face additional oppositions in Europe as additional patents are granted.

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

If the patent applications the Company holds or may in-license in the future with respect to its development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for TYRVAYA Nasal Spray or other product candidates, it could dissuade other companies from collaborating with the Company to develop product candidates, and threaten its ability to commercialize TYRVAYA Nasal Spray or other product candidates. Any such outcome could have a materially adverse effect on the Company's business.

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

Moreover, the Company may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. The costs of defending patents or enforcing its proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, the Company's patent rights, allow third parties to commercialize its technology or products and compete directly with the Company, without payment to it, or result in its inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by the Company's patents and patent applications is threatened, it could dissuade companies from collaborating to license, develop or commercialize current or future product candidates.

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

Depending upon the timing, duration and specifics of FDA marketing approval of TYRVAYA Nasal Spray and other product candidates, one or more of the Company's U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with the Company assessment of whether such extensions are available, and may refuse to grant extensions to its patents, or may grant more limited extensions than the Company requests. The Company may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than the Company requests. If it is unable to extend the expiration date of its existing patents or obtain new patents with longer expiry dates, the Company's competitors may be able to take advantage of its investment in development and clinical trials by referencing its clinical and preclinical data to obtain approval of competing products following its patent expiration and launch their product earlier than might otherwise be the case.

The terms of the Company’s credit facility place restrictions on the Company’s operating and financial flexibility.

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender. The Company’s ability to draw on the second $50 million tranche and third $30 million tranche under the Credit Agreement is subject to conditions, including, for the third tranche, having previously drawn on the second tranche, and the Company may not meet such conditions to draw on the tranches. On October 19, 2021, the Company entered into a waiver and amendment (the Amendment) to the Credit Agreement to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. Because the label approving TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease did not include eye dryness score data from clinical trials, the Amendment was required in order for the Company to draw the second tranche and to be eligible to draw the third tranche under the Credit Agreement. The Company would also be barred from drawing the second tranche in the event an improper promotional event occurs prior to the funding of the second tranche.

Borrowings under the Credit Agreement are secured by all or substantially all of the Company’s assets, subject to customary exceptions. Additionally, the Credit Agreement contains operating restrictions and covenants that restrict, and any future financing agreements that we may enter into may further restrict, the Company’s ability to finance its operations, engage in business activities or expand or fully pursue its business strategies. For example, the Credit Agreement limits the Company’s ability to, among other things:

•incur additional debt;
•incur liens;
•make investments, acquisitions, loans or advances;
•sell assets;
•make restricted payments, including dividends and distributions on, and redemptions, repurchases or retirement of, the Company’s capital stock;
•enter into fundamental changes, including mergers and consolidations;
•enter into transactions with affiliates;
•change the nature of the Company’s business;
•make prepayments of certain debt;
•modify or terminate material agreements; and
•enter into certain outbound licenses of material intellectual property.

These restrictions are subject to certain exceptions. In addition, the Credit Agreement requires that the Company meet certain reporting and operating covenants, including a minimum liquidity covenant. The Company’s ability to comply with these covenants may be affected by events beyond its control, and the Company may not be able to meet those covenants.

The Credit Agreement includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; breach of covenants; specified cross-default to other material indebtedness; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; material impairment of security interests; material adverse change and material regulatory events, in certain cases subject to certain thresholds and grace periods. A breach of any of these covenants could result in an event of default under the Credit Agreement. In addition, if the Company defaults under the terms of the Credit Agreement, including failure to satisfy the operating covenants, the lender may accelerate all of the Company’s repayment obligations and take control of the secured assets. Any declaration by the lender of an event of default could significantly harm the Company business and prospects and could cause the price of the Company’s common stock to decline.

The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may negatively affect the commercialization of our medicines and drug candidates.

On August 5, 2021, the Company entered into a license and collaboration agreement (License Agreement) with Ji Xing, a biotechnology company headquartered in Shanghai and backed by RTW. Pursuant to the License Agreement, the Company has granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline), for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which we expect will continue. Any such change may cause delays in or prevent the successful research, development, manufacturing or commercialization of OC-01 and OC-02 in the greater China region and may reduce the current benefits the Company believes are available to it from licensing such products to be developed, manufactured and sold in the greater China region. In addition, any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China or create other legal risks.

The Company has no prior experience in marketing, selling and commercializing its products and related services, and if the Company is unable to successfully commercialize TYRVAYA Nasal Spray and related services, its business and operating results will be adversely affected.

The Company has no prior experience marketing and selling its products and related services. Future sales of TYRVAYA Nasal Spray will depend in large part on the Company’s ability to effectively market and sell our product and services, successfully manage our sales force, and increase the scope of our marketing efforts. The Company may also enter into additional distribution arrangements in the future. Because the Company has no prior experience in marketing and selling its products, its ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If the Company does not build an efficient and effective marketing and sales organization and sales program, its business and operating results will be adversely affected.

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
10.1*
Credit Agreement and Guaranty, dated as of August 5, 2021, by and among Oyster Point Pharma, Inc., OrbiMed Royalty & Credit Opportunities III, LP and the other parties thereto, as amended by the Waiver and Amendment, dated as of October 19, 2021, by and among Oyster Point Pharma, Inc., OrbiMed Royalty & Credit Opportunities III, LP. and the other parties thereto.

10.2*†	License and Collaboration Agreement, dated as of August 5, 2021, by and between Oyster Point Pharma, Inc. and Ji Xing Pharmaceuticals Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

OYSTER POINT PHARMA, INC.

Date: November 4, 2021	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: November 4, 2021	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer