Form 10-K
period 2021-12-31
Oyster Point Pharma, Inc.
filed 2022-02-24
CIK 1720725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant was approximately $214.6 million based on the closing sale prices of such shares as reported on the NASDAQ Global Select Market.
As of February 16, 2022, the registrant had 26,633,077 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

In some cases, such forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•plans relating to commercializing TYRVAYA Nasal Spray and the Company's other product candidates, if approved, including the geographic areas of focus and sales strategy;
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
•the Company's estimates of the number of patients in the U.S. who suffer from dry eye disease and the number of patients that will enroll in its clinical trials;
•the beneficial characteristics, safety, efficacy and therapeutic effects of the TYRVAYA Nasal Spray and the Company's other product candidates;
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
•existing regulations and regulatory developments in the U.S. and other jurisdictions;
•the Company's plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•continued reliance on third parties to conduct additional clinical trials of the Company's product candidates, and for the manufacture and supply of product candidates, components for preclinical studies and clinical trials and products and components for commercialization of TYRVAYA Nasal Spray and any additional approved products;
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
•expectations regarding the period during which the Company will qualify as an emerging growth company under the JOBS Act; and
•the Company's anticipated use of its existing resources.

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

Strategy

The Company is focused on the discovery, development, and commercialization of first-in-class therapies to treat ophthalmic diseases. The company is committed to the mission of advancing breakthrough science to deliver therapies that help patients and eye care professionals (ECPs) needs. The Company intends to achieve this goal by pursuing the following key strategic objectives:

•Successfully commercialize TYRVAYA Nasal Spray, initially in the United States (U.S.) and to generate cash flows to support continued development of other pipeline candidates. The Company's exclusively owned commercial product, TYRVAYA Nasal Spray indicated for the treatment of the signs and symptoms of dry eye disease, was approved by the FDA on October 15, 2021. The Company has deployed a competitively sized sales organization of 150-200 field-based sales resources who are promoting to ophthalmologists and optometrists in the U.S. During the launch of TYRVAYA Nasal Spray, a key focus has been on achieving commercial payor coverage for TYRVAYA Nasal Spray, providing patient support services and access programs to appropriate patients and ensuring pharmacy distribution. Given the importance of increasing awareness and educating eye care professionals and patients about dry eye disease, the Company also anticipates continuing to deploy focused direct-to-eye care provider and direct-to-patient marketing campaigns for TYRVAYA Nasal Spray. The Company anticipates that this sales organization has the capacity to support the commercialization of additional product candidates treating ocular diseases that may be approved.

•Advance the development of OC-01 (varenicline) and OC-02 (simpinicline) in jurisdictions outside the U.S. to regulatory approval and commercialization, including the greater China region and other countries. With more than 300 million additional dry eye disease patients outside of the U.S., the Company believes there is a significant commercial opportunity for its products internationally. In August 2021, the Company entered into a collaboration and license agreement (License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), which is affiliated with RTW Investments, LP, one of the Company's beneficial owners. Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline solution) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. The Company may continue to seek additional partners with international capabilities and infrastructure to support and potentially accelerate the clinical development and commercialization of OC-01 (varenicline) or OC-02 (simpinicline) or the Company's other product candidates, if approved, outside of the U.S.

•Developing OC-01 (varenicline solution) nasal spray for additional indications associated with and beyond dry eye disease, and advancing the development of other product candidates to regulatory approval and commercialization. OC-01 (varenicline solution) nasal spray is currently under investigation in the Phase 2 OLYMPIA study for the treatment of Neurotrophic Keratopathy (NK). Based on the fundamental role of natural tear film in ocular surface health, the Company plans to pursue development of OC-01 (varenicline solution) nasal spray in other indications where re-establishment of tear film homeostasis is critical. In addition, the Company has other product candidates in varying stages of research and development.

•Selectively evaluating external opportunities to expand the scope of the Company's pipeline or product offerings. The Company may pursue collaboration, acquisition or in-licensing of product candidates, particularly in its core disease area of ophthalmic diseases.

TYRVAYA Nasal Spray Overview

TYRVAYA (varenicline solution) Nasal Spray 0.03 mg (formerly referred to as OC-01 (varenicline solution) nasal spray) is a highly selective cholinergic agonist that was approved by the FDA in October 2021 to treat the signs and symptoms of dry eye disease as a multidose nasal spray. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis. The parasympathetic nervous system, the “rest and digest” system of the body, controls tear film homeostasis partially via the trigeminal nerve, which is accessible within the nose. The efficacy of TYRVAYA Nasal Spray in dry eye disease is believed to be the result of varenicline's activity at selective sub-type(s) of the nicotinic acetylcholine (nACh) receptor where its binding produces agonist activity and activates the trigeminal parasympathetic pathway resulting in increased production of basal tear film as a treatment for dry eye disease. Varenicline binds with high affinity and selectivity at human α4β2, α4α6β2, α3β4, α3α5β4 and α7 neuronal nicotinic acetylcholine receptors. The exact mechanism of action is unknown at this time.

Dry Eye Disease Overview

Dry eye disease is a multifactorial, age-related chronic progressive disease of the ocular surface resulting in pain, visual impairment, tear film hyperosmolarity and instability, and inflammation. Patients with dry eye disease are also more susceptible to eye infections and damage to the surface of the eye (cornea). Dry eye disease is characterized by a reduction in tear volume, rapid breakup of the tear film, or an increase in the evaporative properties of the tear film layer. It can affect daily life, including reading and driving at night and has been associated with depression and migraines. Dry eye disease can also limit patients’ ability to tolerate contact lenses and can impact satisfaction with post-op cataract and refractive patients.

Chronic symptoms of dry eye disease include a scratchy sensation (foreign body sensation), stinging or burning, episodes of excess tearing that follow periods of dryness, discharge, pain, and redness in the eye. In addition, patients with dry eye often experience blurred vision as the cornea and the tear film are responsible for 65%-75% of the eye’s focusing power. Approved prescription treatments for dry eye disease, as well as therapies in clinical development, target inflammation further down the dry eye disease continuum. The Company believes these therapies have only been studied in patients with moderate to severe dry eye disease and do not address the loss of tear film homeostasis, the fundamental characteristic of dry eye disease. TYRVAYA Nasal Spray is designed to stimulate the Lacrimal Function Unit (LFU) to produce natural tear film, re-establish tear film homeostasis and improve the signs and symptoms of patients with dry eye disease.

Market opportunity in dry eye disease

Dry eye disease is highly prevalent and growing, affecting more than 739 million people globally based on the Market-Scope study published in 2020. In the U.S., dry eye disease affects an estimated 14.6% of the adult population, or 38 million adults, resulting in greater than $55.4 billion in annual indirect costs, such as reductions in productivity. Prevalence of dry eye disease continues to grow due to an aging population, increase in autoimmune diseases, contact lens wear and digital screen time. Although dry eye disease is one of the most common reasons people visit ECPs in the U.S., it is estimated that only 17.3 million adults have been diagnosed with dry eye disease by an ECP, which the Company believes is due in part to lack of education and insufficient awareness on the part of the patient. Currently marketed prescription products often lack efficacy and also have a significant number of treatment burdens, including significant instillation site discomfort, delayed onset of efficacy up to twelve weeks, taste altering effects, resulting in relatively low persistence rates. The Company believes that the dry eye space remains a very large and underserved market and that the limitations of currently approved prescription treatments for dry eye disease reflect why only 2.0 million patients are on a prescription therapy at any given time. Despite the small percentage of dry eye disease patients on prescription therapy, most recent U.S sales for Restasis (marketed by Abbvie) were $1.23 billion during the year ended December 31, 2021, and Xiidra® (marketed by Novartis) had U.S. sales of $468 million during the year ended December 31, 2021. During the year ended December 31, 2020, the total number of prescriptions written for dry eye disease was 3.6 million.

Other treatment options and their limitations

Dry eye disease is commonly treated with a variety of over-the-counter eye drops, often referred to as “artificial tears,” and four FDA-approved prescription eye drop therapies: Restasis® (including a generic form of Restasis®, which was approved by FDA in February 2022), Xiidra®, Cequa™ (marketed by Sun Pharma) and Eysuvis™ (marketed by Kala Pharmaceuticals). Artificial tears are intended to supplement insufficient tear production or improve tear film instability but are primarily saline-based and provide only temporary relief. Restasis® and Cequa™, both calcineurin inhibitor immunosuppressants, which have been approved and are indicated to increase tear production, address chronic inflammation associated with dry eye disease. Xiidra®, a lymphocyte function-associated antigen-1 (LFA-1) antagonist which has been approved for the treatment of the signs and symptoms of dry eye disease, also addresses chronic inflammation associated with dry eye disease. Eysuvis™, a corticosteroid which has been approved for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, addresses acute inflammation. Other products used by patients suffering from dry eye disease include ointments, gels, warm compresses, omega-3 fatty acid supplements and a number of medical devices. Unfortunately, these other approved treatment options for dry eye disease have significant limitations, which include:

•Mechanisms of action only address inflammation. Currently approved therapies only target inflammation for moderate to severe dry eye disease; no approved pharmaceutical products, other than TYRVAYA Nasal Spray, replicate basal tear film, which is highly complex in composition.

•Slow onset of action. Based on data reported from clinical trials, currently available treatments, other than TYRVAYA Nasal Spray, can take between three to six months to demonstrate a significant effect in clinical signs. The Company believes this delayed onset of action may hinder compliance and in turn may limit the benefit that patients derive from such treatments.

•Tolerability and compliance issues. Currently approved pharmaceutical therapies for dry eye disease, other than TYRVAYA Nasal Spray, are typically administered in an eye-drop formulation and are commonly associated with ocular burning, reduced visual acuity and bad taste after application. The effective use of eye drops can be challenging for some patients and may result in reduced compliance. Corticosteroids are limited based on known complications of glaucoma and damage to the optic nerve as well as delayed wound healing of the cornea.

To address these limitations and the high unmet need expressed by patients, ECPs and third-party payors, the Company has developed and received FDA approval for TYRVAYA Nasal Spray, which the Company believes has the potential to become the new standard of care for dry eye disease. However, there is no guarantee of its success against other existing treatments. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis. The Company is not aware of any other drug company focused on activating the trigeminal parasympathetic pathway (TPP) and stimulating the LFU to increase tear production. Furthermore, the novel delivery of TYRVAYA Nasal Spray spares the ocular surface and is believed to contribute to a favorable ocular tolerability profile. The Company believes TYRVAYA Nasal Spray, has the potential to offer improved clinical outcomes and patient compliance based on its registrational trial results, favorable tolerability profile and rapid onset of action, therefore making it particularly suitable for use broadly across mild, moderate and severe patient populations.

Company's approach: activating cholinergic receptors on the trigeminal nerve to increase basal tear film production

The Company's therapeutic approach for dry eye disease is designed to leverage the parasympathetic nervous system to stimulate basal tear film production to re-establish tear film homeostasis. A healthy tear film protects and lubricates the eyes, washes away foreign particles, contains antimicrobials to reduce the risk of infection, and creates a smooth surface that contributes refractive power for clear vision.

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

Targeting nicotinic acetylcholine receptors (nAChR) on the trigeminal nerve

The Company's approach to dry eye disease relies on a pharmaceutical stimulation of a class of receptors called nAChRs that are located on the trigeminal nerve and readily accessible within the anterior nasal cavity. nAChRs are ligand-gated ion channels that when bound by an agonist have the potential for ganglionic neurotransmission. The nAChRs subtypes found on human neurons are comprised of various homomeric (all one subunit) or heteromeric (at least one α and one ß subunit) combinations of 12 different nicotinic receptor subunits: α2-α10 and ß2-ß4. Stimulation of these receptors results in a rapid increase in cellular permeability to Na + and Ca 2+ resulting in depolarization of the cell membrane and initiation of an action potential. However, not all subtypes of nAChRs have the ability to activate the TPP (for example, treatment with a homomeric α7 agonist has no effect on this pathway). Additionally, the functional response of an nAChR to agonists is comprised of two dose-dependent, opposing effects: receptor activation after short exposure to high agonist concentrations (µM range), and desensitization upon prolonged exposure to low agonist concentrations (nM range).

TYRVAYA Nasal Spray contains an active pharmaceutical ingredient (API) that is highly selective to the nAChRs that activate the TPP. The Company believes this is the first application of nAChR agonists to be delivered nasally to stimulate the nerves of the PNS. Additionally, the Company has found that TYRVAYA Nasal Spray’s unique receptor binding characteristics and the localized nasal delivery allows for short-term agonist exposure with a high local concentration, and, once absorbed across the nasal mucosa, results in low systemic exposure.

Development Pipeline

The following is the Company's development pipeline as of December 31, 2021:

Oyster Point Development Pipeline

Product	Indication	Development Phase
Small Molecule Programs		
Tyrvaya™ (varenicline solution) Nasal Spray	**Dry Eye Disease**	**FDA Approved - October 15, 2021**
OC-01 (varenicline solution) nasal spray	Neurotrophic Keratopathy Stage 1	Phase 2- Results Expected 2H 2022
ETF™ Gene Therapy Approach		
OC-101 AAV-NGF	Neurotrophic Keratopathy Stage 2 and 3	INTERACT Meeting Request December 2021 Pre-IND Meeting Expected in 1H 2022
OC-103 AAV - undisclosed	Vernal Keratoconjunctivitis/ Severe Allergic Conjunctivitis	Pre-IND Meeting Expected in 2H 2022
Bacteriophage Program		
OC-300 - undisclosed	Undisclosed	Pre-IND Meeting Expected in 1H 2022

OYSTER POINT™
| 1

OLYMPIA: Neurotrophic Keratopathy (NK) Clinical Trial Study

In June 2021, the Company enrolled its first subject in the OLYMPIA Phase 2 clinical trial of OC-01 (varenicline solution) nasal spray for the treatment of Stage 1 Neurotrophic Keratopathy (NK). NK is a degenerative disease resulting from a loss of corneal sensation, which causes progressive damage to the top layer of the cornea and can negatively impact visual acuity. As natural tear film contains a myriad of beneficial components, including endogenous growth factors, proteins and antibodies, the Company believes that its product candidate could be beneficial in improving the health of the cornea in these patients. A second population of potential clinical benefit is in subjects with dry eye disease associated with contact lens intolerance. In addition, based on the unique characteristics of this product candidate, the Company sees the potential for use in patients that are preparing the ocular surface for cataract and refractive surgeries where there is often an underlying dry eye condition that could impact refraction and ultimately patient satisfaction and quality of life post-surgery.

The Company, in concert with investigators, have initiated Investigator Initiated Trials (IITs) to research these populations.

NK is caused when the nerves that supply the cornea cannot function properly. NK reduces sensitivity of the cornea. When the cornea senses stimulation or pressure, the eyelids will close and tears will be produced to protect the cornea and the eye. Because these nerves do not function properly in NK, the outer layer of the cornea, called the epithelium, can break down, resulting in an epithelial defect. In more advanced NK, an interior layer called the cornea stroma can break down as well, resulting in thinning of the cornea. This is called stromal “melting.” In advanced stromal melting, the cornea can thin to a severe degree, which can result in a hole or opening to the inside of the eye, which can lead to infection and potentially loss of the eye. NK can lead to a variety of complications, including poor wound healing of the cornea, scarring of the cornea, and loss of vision. There are many different conditions that can damage the nerves serving the cornea, such as viral infections of herpes simplex and zoster, as well as late stage diabetes.

A variety of therapies can be used to treat this disorder depending on how far the disorder has progressed in an individual. Most recently, Oxervate™ (marketed by Dompe), a recombinant human nerve growth factor, has been approved for the treatment of NK. The product must be refrigerated, administered six times per day at two-hour intervals for eight weeks, and delivered with a pipette. The cost of the product is over $100,000 per course of treatment.

Normal tear film contains a number of biologically active growth factors including nerve growth factor, epidermal growth factor, transforming growth factor-beta, hepatocyte growth factor, platelet-derived growth factor, vascular endothelial growth factor, fibroblast growth factor, keratinocyte growth factor, and insulin-like growth factor. The Company believes that stimulating natural tear film production twice daily for eight weeks may provide appropriate nourishment and lubrication that will be beneficial in treating Stage 1 NK.

The OLYMPIA study design for Stage 1 NK, is included below. Enrollment in the OLYMPIA study is ongoing. The first patient enrolled in the study on June 17, 2021.

OLYMPIA Study Design

OLYMPIA Phase 2 Study Design

Phase 2, Multi-center, Randomized, Controlled, Double-Masked, Clinical Trial to Evaluate the Efficacy and Safety of OC-01 (varenicline) Nasal Spray in Subjects with Stage 1 Neurotrophic Keratopathy (The OLYMPIA Study)

OLYMPIA

Diagnosed Neurotrophic Keratopathy

Mackie Classification:

Stage 1

(corneal epithelial hyperplasia / punctate keratopathy)

N=100

Randomized 1:1

TID for 56 Days

n=50 → **1.2 mg/ml OC-01 Nasal Spray**

n=50 → **Vehicle Control (Placebo)**

Primary Endpoint:

- Mean change from baseline in corneal fluorescein staining at Week 8

Secondary Endpoints:

- Mean change from baseline in ETDRS Visual Acuity at Week 8
- Percentage (%) of subjects that progress to Stage 2 (Persistent Epithelial Defect (PED)) at Week 8
- Improvement in corneal sensitivity at Week 8

First Patient Enrolled June 17, 2021

1. Neurotrophic keratitis: Frequency, etiologies, clinical management and outcomes, The Ocular Surface, Volume 18, Issue 2, April 202, Pages 231-236

OC-01 is under investigation for use in Neurotrophic Keratopathy, and is not approved for use in this indication in any country

OYSTER POINT™

| 1

Enriched Tear Film (ETF) Gene Therapy

In July 2021 the Company announced preclinical data evaluating the first asset in its Enriched Tear Film (ETF) gene therapy platform, an adeno-associated viral vector that encodes the gene for the human nerve growth factor protein. In this proof-of-concept in vivo study evaluating OC-101 (AAV-NGF), a single, intralacrimal gland injection of an AAV containing the human NGF (hNGF) gene resulted in statistically significant levels of hNGF protein being expressed within the lacrimal gland and tear film of a rabbit model, as compared to control. Additionally, three weeks following OC-101 (AAV-NGF) transduction of the lacrimal gland, cholinergic activation of the lacrimal gland with OC-01 (varenicline) nasal spray resulted in statistically significant increases in hNGF expression in the tear film, as compared to pre-cholinergic stimulation levels and as compared to control. Additional preclinical studies with this gene therapy approach are currently underway.

Collaboration Agreement with Adaptive Phage Therapeutics (APT)

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) to leverage APT’s PhageBank™ technology for the development of potential treatments for multiple ophthalmic diseases.

SARS-CoV-2

Additionally in July 2021, the Company announced preclinical data in non-human primates and in vitro models evaluating OC-01 (varenicline) nasal spray and OC-02 (simpinicline) nasal spray against SARS-CoV-2, the viruses that cause COVID-19 disease, and the alpha and beta variants. Administration of OC-01 (varenicline) nasal spray, a highly selective nicotinic acetylcholine receptor agonist, was observed to provide protection to rhesus macaques against SARS-CoV-2 nasal infection. Additional pre-clinical studies are ongoing to better elucidate the mechanism of action and confirm activity against the omicron variant of SARS-CoV-2.

Regulatory

On October 15, 2021, the FDA approved TYRVAYA Nasal Spray 0.03 mg for the treatment of the signs and symptoms of dry eye disease.

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

A number of therapies are currently available for the treatment of dry eye disease in the U.S. The most commonly used treatments for dry eye disease in the U.S. are over-the-counter eye drops, often referred to as “artificial tears,” and four FDA-approved prescription eye drop therapies: Restasis®, Xiidra®, Cequa™ and Eysuvis™. Artificial tears are intended to supplement insufficient tear production or improve tear film instability but are primarily saline-based and provide only temporary relief. Restasis® and Cequa™, both calcineurin inhibitor immunosuppressants, and Xiidra, a LFA-1 antagonist, address chronic inflammation associated with dry eye disease. Eysuvis™ provides temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. In addition, in February 2022, the FDA approved a generic version of Restasis®. Other treatment options include ointments, gels, warm compresses, omega-3 fatty acid supplements and a number of medical devices. The Company is aware of many other companies developing therapies for dry eye disease, including Aerie Pharmaceuticals, Alcon, Aldeyra Therapeutics, Abbvie, Azura Ophthalmics, Bausch Health (Novaliq), Glaukos, HanAll BioPharma, Johnson & Johnson, Mitotech, Novartis, Parion Sciences, ReGenTree, Silk Technologies, Sylentis, TopiVert Pharma, and TearSolutions.

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

Sales and Marketing

The Company has established a sales organization consisting of 150-200 field-based sales representatives. This sales force is targeting approximately 21,000 ECPs, which include both optometrists and ophthalmologists, which generate approximately 94% of dry eye therapy prescriptions.

The Company's market access team is working on establishing formulary coverage for the majority of lives covered by commercial plans and Medicare Part D plans. Product affordability for the patient drives consumer acceptance, and this is generally managed through coverage by third-party payors, such as government or private healthcare insurers and pharmacy benefit managers (third-party payors) and such products are subject to rebates and discounts payable directly to those third-party payors.

The Company also expects to explore commercialization of TYRVAYA Nasal Spray and potentially other product candidates in certain markets outside the U.S., including greater China, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. In this regard, in August 2021, the Company entered into the License Agreement with Ji Xing. Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline solution) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region.

Major Customers

For the year ended December 31, 2021, a significant percentage of the Company's sales of TYRVAYA Nasal Spray were to large wholesale drug distributors. Sales to Western Wellness Solutions LLC, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen accounted for 42.1%, 21.2%, 18.3% and 17.0% of total gross sales, respectively, for the year ended December 31, 2021.

Manufacturing and Supply

The Company does not currently own or operate facilities for manufacturing, storing, distributing or testing of TYRVAYA Nasal Spray or of its product candidates. It relies and expects to continue to rely for the foreseeable future, on third-party contract manufacturing organizations (CMOs), to manufacture and supply TYRVAYA Nasal Spray and its preclinical and clinical materials to be used during the development of its product candidates.

In July 2021, the Company entered into an agreement with a CMO to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company is to pay a minimum capacity reservation fee of $2.5 million per year during the initial term and any year thereafter where the capacity reservation is renewed. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement.

The raw material components of TYRVAYA Nasal Spray consist of nasal pumps, bottles and varenicline, the active pharmaceutical ingredient (API). The Company believes that the amounts of cGMP varenicline API, nasal pumps, bottles, and manufacturing capacity are available in adequate quantities to meet the Company's TYRVAYA Nasal Spray commercial demand and the Company’s future and on-going clinical studies.

Although the Company currently relies on a separate, single API manufacturer as its sole supplier for the OC-01 API to manufacture TYRVAYA Nasal Spray, it is also in the process of identifying and qualifying additional CMOs to provide OC-01 API and drug product manufacturing to support the submission of a post approval change to the NDA for TYRVAYA Nasal Spray for commercial supply or to support future clinical studies. The Company expects that it can qualify an OC-01 API manufacturer and qualify and transfer the process to a selected CMO. Additionally, the drug product manufacturing is a simple compounding and aseptic controlled filling operation that could also be transferred to additional CMOs as necessary.

The Company's third-party service providers, third-party supply chain providers, their facilities and TYRVAYA Nasal Spray used in clinical trials or for commercial sale are required to be in compliance with current Good Manufacturing Practices (cGMP). The cGMP regulations govern manufacturing processes and procedures, including requirements relating to organization of personnel, buildings and facilities, equipment, control of components and packaging containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Product candidates used in late-stage clinical trials must be manufactured in accordance with cGMP requirements and satisfy FDA or other authorities’ requirements before any product is approved and before the Company can manufacture commercial products. The Company's third-party manufacturers are also subject to periodic inspections of their facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of TYRVAYA Nasal Spray to assess compliance with applicable regulations. The Company's failure, or the failure of its third-party providers and supply chain providers, to comply with such statutory and regulatory requirements could subject the Company to possible legal or regulatory action, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, warning letters, the seizure or recall of products, operating restrictions and criminal prosecutions. Any of these actions could have a material impact on clinical or future commercial supplies of TYRVAYA Nasal Spray or the Company's other product candidates. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Collaborations and License Agreements

Ji Xing Pharmaceuticals Limited

On August 5, 2021, the Company entered into the License Agreement with Ji Xing, which is an entity affiliated with RTW Investments, LP. Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders (the Field) in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan (the Territory). Ji Xing will be responsible for development, regulatory, manufacturing and commercialization activities in the Territory, and the Company will be responsible for supplying the drug substance and finished products of OC-01 (varenicline) and OC-02 (simpinicline) for Ji Xing’s clinical development at quantities to be agreed by the parties, subject to one or more separate supply agreements as contemplated by the License Agreement. Ji Xing is prohibited from engaging in certain competitive activities during the term of the License Agreement. Subject to certain limitations, the Company may not commercialize any nAChR agonist in the Field in the Territory, without first offering Ji Xing a right of first negotiation for such product in the Territory. The Company has also granted Ji Xing a right of first negotiation to expand indications or uses of OC-01 (varenicline) or OC-02 (simpinicline) in the Territory. For further discussion of the License Agreement, see Item 15, Note 12 — License and Collaboration Agreements.

Adaptive Phage Therapeutics, Inc.

In May 2021, the Company entered into a research collaboration agreement with APT for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay for potential development and regulatory milestones, as well as the potential for sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense during the year ended December 31, 2021.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer) which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commences upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the U.S.; and (b) the expiration or abandonment of the last valid claims of the licensed patents. The Company recorded an immaterial amount of royalty expense due to Pfizer which was included in accrued expenses on the Company's balance sheet as of December 31, 2021. No milestone was achieved, or royalties accrued as of December 31, 2020.

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

The Company's patent portfolio as of December 31, 2021 included approximately 17 issued and unexpired U.S. (U.S.) patents, six pending non-provisional U.S. patent applications, and one pending patent cooperation treaty (PCT) application, as well as certain foreign counterparts of certain of these patents and patent applications in countries including, among others,

Australia, Brazil, Canada, China, Japan, South Korea, Mexico, and countries within the European Patent Convention and the Eurasian Patent Organization, all of which are solely owned by the Company. Owing to the substantial cost of prosecuting patent application internationally, the Company has selectively and strategically abandoned certain of its patent applications in countries with smaller markets and/or a history of weak patent enforcement record. The Company’s European patent related to OC-01 (varenicline) has been opposed. There is a risk that the European patent will be invalidated, or will have its claims amended, through the opposition process. With respect to its candidate OC-01 (varenicline) nasal spray, the Company's patents and patent applications include methods of treatment and pharmaceutical formulations. With respect to the Company's candidate OC-02, the patents and patent applications cover chemical composition, synthesis and preparation, formulations, and methods of treatment. The Company continues to seek to maximize the scope of its patent protection for all its programs. As of January 31, 2022, the Company had six issued U.S. patents relating to methods of treating dry eye disease, increasing tear production, increasing lacrimal proteins, and improving ocular discomfort using varenicline, as well as pharmaceutical formulations for local nasal administration of varenicline. These patents expire in 2035.

Licenses

The Company is party to a non-exclusive patent license agreement with Pfizer. Pursuant to the license agreement, Pfizer granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate and related salts thereof, including U.S. Patent Nos.: 7,265,119 and 6,890,927 to develop, manufacture, and commercialize varenicline product candidate for the treatment of any ophthalmic disease or condition via nasal administration in the U.S. Under the license agreement, the Company was obligated to make upfront payment to Pfizer, as well as potentially additional milestone payments and royalties upon achievement of certain milestones. For further discussion, refer to Item 15 — Note 12, License and Collaboration Agreements.

Regulatory Matters

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties.

The Company's product candidates are considered small molecule drugs and must be approved by the FDA through the NDA/BLA process before they may be legally marketed in the U.S. The process generally involves the following:

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
•submission to the FDA of a New Drug Application (NDA) or a Biologics License Application (BLA);
•payment of user fees for FDA review of the NDA or BLA;
•a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice (cGMP) requirements, and of selected clinical investigational sites to assess compliance with GCP;
•potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and the potential requirement to conduct post-approval studies.

The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.

Preclinical Studies and IND Submission

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the U.S.

Clinical trials in the U.S. generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3. Although the phases are usually conducted sequentially, they may overlap or be combined.

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

•Phase 2 clinical trials generally involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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

NDA/BLA Review

Following completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or a BLA (if the product is a biologic medicine), along with proposed labeling, chemistry and manufacturing information in a request for approval to market the drug for one or more specified indications. The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or a BLA must be obtained before a drug may be marketed in the U.S.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA and BLA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs and BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing to determine if they are sufficiently complete to permit a substantive review, and the FDA may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. Under PDUFA, the FDA has agreed to certain performance goals in the review of NDAs and BLAs through a two-tiered classification system, standard review and priority review. According to PDUFA performance goals, the FDA endeavors to review applications subject to standard review within ten to twelve months, whereas the FDA’s goal is to review priority review applications within six to eight months, depending on whether the drug is a new molecular entity. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA also closely analyzes the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing changes. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the Company interprets the same data.

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

Other Regulatory Matters

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Manufacturing, sales, promotion and other activities following product approval are subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

For example, in the U.S., sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

European Union Drug Development

Previously, in the European Union, pursuant to the EU Clinical Trials Directive 2001/20/EC (Directive), a clinical trial application had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA's Clinical Trials Information System (CTIS), which will cover all regulatory and ethics assessments from the member states concerned.

Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is expected to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database.

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations:

•The European Union MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. The vast majority of new and innovative medicines pass through the Centralized Procedure
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above-described procedures, before granting the MA, EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in the European Union for up to five years. Unlike patent term-restoration, SPCs apply to extend the protection afforded by the relevant patent solely in relation to the product covered by the marketing authorization and are intended to offset the loss of patent protection afforded to such product due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

Other International Markets-Drug approval process

In some international markets (e.g., China or Japan), although data generated in U.S. or EU trials may be submitted in support of a marketing authorization application, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of marketing applications within the country.

Coverage and Reimbursement

Sales of the Company's products will depend, in part, on the extent to which its products will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of the Company's products will be made on a payor-by-payor basis. As of December 31, 2021, the Company is in discussions with certain regional and national health insurance and managed care plans for coverage of TYRVAYA Nasal Spray, including formulary placement, reimbursement level, and specific coverage requirements, which the Company anticipates will continue into the first half of 2022.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices. Further, such payors are increasingly challenging the prices charged for medical products, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. The Company may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. As a result, the coverage determination process is often a time-consuming and costly process that can require the Company to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process, which is currently governed by the national laws of EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Healthcare Reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the ACA was passed which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the HHS Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. During his term in office, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. For example, on December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA remains in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and the Company's business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031 unless additional Congressional action is taken. However, the 2% Medicare sequesters have been suspended from May 1, 2020, through March 31, 2022, due to the SARS-CoV-2 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations. Further, Congress is considering additional health reform measures.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on July 24, 2020, and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration's proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022, to January 1, 2023, in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed to January 1, 2023. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would have tied Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule to rescind the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future, or the impact they will ultimately have on drug pricing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Company expects that additional healthcare reform measures may be adopted in the future. Further, it is possible that additional governmental action will be taken in response to the SARS-CoV-2 pandemic.

Research and Development

The Company recognized $24.2 million and $39.8 million of research and development expenses during the years ended December 31, 2021 and 2020, respectively.

Human Capital

Human Capital Management

As of December 31, 2021, the Company had 303 full-time employees based in the U.S., building key capabilities by adding 241 employees since December 31, 2020. Of the Company's total employee population, there are 227 employees in sales and marketing, 17 employees in research and development and medical affairs, 17 employees in manufacturing, supply chain and regulatory and 42 employees in general and administrative support roles such as human resources, finance, legal and information technology. The Company has not experienced any material employment-related issues or interruptions of services. None of the Company's employees are represented by a labor union or are covered under a collective bargaining agreement.

In response to the SARS-CoV-2 virus pandemic and the Delta and Omicron variants, the Company implemented changes that it determined to be in the best interest of its employees, as well as the communities in which the Company operates, and which comply with government regulations. The implemented changes included having employees work remotely while management monitors and implemented additional safety measures on-site in preparation for an eventual return to the office.

The Company expects to continue to add employees in 2022 with a focus on new drug development as well as increasing expertise and bandwidth in clinical and preclinical research and development and commercialization activities. The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity. Currently, it outsources substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Drug development and commercialization requires deep expertise across a broad array of disciplines. Pharmaceutical companies of all sizes compete for a limited number of qualified applicants to fill specialized positions. To attract qualified candidates, the Company offers an attractive, market competitive, total rewards package, consisting of a base salary, cash bonus, a comprehensive benefit package, equity compensation, and 401(K) plan. Bonus opportunities and equity compensation increase as a percentage of total compensation based on level of responsibility, and actual bonus awards are based on performance.

Core Values & Culture

Fostering and maintaining a strong, healthy culture is a key strategic focus of the Company. The Company’s core values of accountability, collaboration and trust reflect the way its employees should interact with one another and with the Company’s customers, partners and shareholders. The core value of accountability means the Company should act with tenacity by setting a high bar, believes nothing is impossible, and is committed to the goal with unwavering focus to achieve results. The core value of collaboration means that the Company is an enterprise focused team, who should communicate openly, listen to others, and respect the diversity of the individual skills and talents of others because together it is stronger. Finally, the core value of trust means that the Company builds trust through kind, constructive, and candid actions that serve the common good of patients, employees, clinicians and customers by keeping commitments.

Diversity and Inclusion

The Company is focused on maintaining a diverse and inclusive atmosphere. Currently, women represent 30% of its senior leadership team, 20% of its board of directors, and 55% of the total workforce. The Company expects to continue implementing initiatives to enhance its workforce diversity, advance the development of diverse talent and ensure diverse succession plans both in the employee workforce and the board of directors.

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

ITEM 1A. RISK FACTORS

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that were filed and will be filed with the SEC, in evaluating the Company and its business. Additional risks and uncertainties not presently known to or that are currently seen as immaterial may also harm Company's business. If any of these risks occur, business, growth prospects, operating results and financial condition could be materially and adversely affected, the trading price of the Company's common stock could decline, and investors could lose part or all of their investment.

SUMMARY RISK FACTORS

The Company’s business is subject to a number of risks of which investors should be aware before making a decision to invest in its common stock. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K, but a summary of the risks that could materially and adversely affect the Company’s business, financial condition, operating results and prospects includes the following:

•The Company’s business depends on the successful development and commercialization of TYRVAYA Nasal Spray and the Company’s other product candidates, and the Company has a limited history of commercializing TYRVAYA Nasal Spray, its only approved product. To the extent TYRVAYA Nasal Spray is not commercially successful, the Company’s business, financial condition, and results of operations may be adversely affected.
•The Company has a limited operating history and has incurred significant losses and negative cash flows from operations since its formation, and it anticipates that it will continue to incur losses for the foreseeable future, which may make it difficult for investors to evaluate the Company’s current business and predict its future success and viability.
•The Company will need substantial additional funding in the future. If it is unable to raise capital when needed, or on acceptable terms, it may be forced to delay, reduce or eliminate future commercialization efforts or one or more of its research and development programs. In addition, raising additional capital may cause dilution to the Company's existing stockholders, restrict its operations, or require the Company to relinquish rights to its product candidates on unfavorable terms to the Company.
•The terms of the Company’s credit facility with OrbiMed place restrictions on the Company’s operating and financial flexibility.
•The Company's business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, including the ongoing SARS-CoV-2 virus pandemic.
•The Company faces significant competition, and if its competitors’ products are or are perceived as being more effective, safer or less expensive than TYRVAYA Nasal Spray or other product candidates, or if the Company is unable to differentiate TYRVAYA Nasal Spray from other therapies for the treatment of dry eye disease, then the Company’s ability to successfully commercialize TYRVAYA Nasal Spray would be adversely affected.

•The commercial success of TYRVAYA Nasal Spray and the Company’s other product candidates, once approved, depends on the availability and sufficiency of third-party payor coverage and reimbursement.
•The manufacturing of TYRVAYA Nasal Spray and the Company’s other product candidates is complex and highly regulated, and there are particular risks associated with manufacturing the products to commercial scale, including the Company’s reliance on third parties and the risk that the Company will not have sufficient quantities of its products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair its commercialization or development efforts.
•The Company is subject to substantial, ongoing regulatory requirements that may impact TYRVAYA Nasal Spray’s commercial potential.
•Drug development is a lengthy, highly uncertain undertaking and involves a substantial degree of risk. The outcome of preclinical testing and earlier clinical trials may not be predictive of the success of later clinical trials. In addition, the regulatory approval processes of the FDA and foreign regulatory authorities are highly complex, lengthy, and inherently unpredictable, and the results of the Company's clinical trials may not satisfy the requirements of the FDA or other regulatory authorities. The Company may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of product candidates.
•The Company may experience delays or difficulties in the enrollment of subjects in clinical trials, or its current or future product candidates may cause significant adverse events, toxicities or other undesirable side effects, either of which may delay or prevent regulatory or marketing approval.
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
•Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and the Company's patent protection could be reduced or eliminated for noncompliance with these requirements.
•Third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate the Company's patents or other proprietary rights, may delay or prevent the development and commercialization of TYRVAYA Nasal Spray and any other product candidates. Lawsuits or other proceedings to protect or enforce the Company’s patents, the patents of any licensors or its other intellectual property rights could be expensive, time consuming, and unsuccessful.
•The Company may become involved in lawsuits to protect or enforce its patents, the patents of any licensors or its other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
•Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing the Company's ability to protect its products. In addition, the Company may not be able to protect its intellectual property rights throughout the world, which could impair its business.
•If the Company fails to comply with its obligations under any license, collaboration or other agreements, including its license agreement with Pfizer, such agreements may be terminated, the Company may be required to pay damages and it could lose intellectual property rights that are necessary for the development and protection of its product candidates.
•The Company's business operations and current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third-party payors in connection with its current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose the Company to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
•The Company's employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
•The Company may pursue collaborations with third parties for the development or commercialization of its product candidates. If it decides to pursue collaborations but is not able to establish those collaborations on commercially reasonable terms, it may have to alter its development and commercialization plans. If it does enter into collaborations that are not successful, it may not be able to capitalize on the market potential of these product candidates.
•If the Company engages in acquisitions, in-licensing or strategic partnerships, this may increase its capital requirements, dilute stockholders, cause it to incur debt or assume contingent liabilities, and subject the Company to other risks.
•The Company’s information technology systems, or those used by the Company’s third-party collaborators, CROs, vendors, contractors or consultants, may fail or suffer other breakdowns, cyber-attacks or information security breaches that could expose the Company to liability, affect its reputation and otherwise harm its business.
•The Company's success is highly dependent on its ability to attract and retain highly skilled executive officers and employees.
•The Company's principal stockholders and management own a significant percentage of Company's stock and will be able to exert significant control over matters subject to stockholder approval.
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
•The Company does not intend to pay dividends on its common stock so any returns will be limited to the value of the stock.
•Changes in U.S. tax law may materially adversely affect the Company's financial condition, results of operations and cash flows, and the Company’s ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Risks Related to the Company's Business

The Company’s business depends on the successful development and commercialization of TYRVAYA Nasal Spray and the Company’s other product candidates. To the extent TYRVAYA Nasal Spray is not commercially successful, the Company’s business, financial condition, and results of operations may be adversely affected. The Company may never generate significant revenue or be profitable.

TYRVAYA Nasal Spray is the Company’s only drug that has been approved for sale, and it has only been approved for the treatment of the signs and symptoms of dry eye disease in the U.S. since October 2021. The Company is focusing a significant portion of its activities and resources on TYRVAYA Nasal Spray, and the Company believes its prospects are highly dependent on, and a significant portion of the value of the Company relates to, its ability to successfully commercialize TYRVAYA Nasal Spray in the U.S.

Successful commercialization of TYRVAYA Nasal Spray is subject to many risks. The Company has never commercialized a product prior to TYRVAYA Nasal Spray, and there is no guarantee that it will be able to successfully commercialize TYRVAYA Nasal Spray for its approved indication. There are numerous examples of failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than the Company has.

Market acceptance of TYRVAYA Nasal Spray and any other product for which the Company receives approval will depend on a number of factors, including:
•the efficacy and safety demonstrated in clinical trials;
•the ability to demonstrate the impact of TYRVAYA Nasal Spray on patients who receive treatment;
•the product label and clinical indications for which the product is approved;
•acceptance by physicians, the medical community, and patients of the product as a safe and effective treatment;
•the potential and perceived advantages or value of the product over alternative treatments, including the ability to distinguish safety and efficacy from less expensive generic or over-the-counter alternative therapies, and the timing of the market introduction of new alternative treatments;
•the convenience of prescribing, administering, and initiating patients on the product;
•the discounts and rebates the Company offers to third-party payors and government authorities to create product availability through health insurance plans
•the prevalence and severity of side effects; and
•the effectiveness of sales and marketing efforts.

The Company may never be successful in achieving its objectives and, even if it does, it may never generate revenue that is significant or large enough to achieve profitability, or comparable to the revenues or profits achieved by competitors or by products that compete with TYRVAYA Nasal Spray. If it does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company's failure to become and remain profitable would decrease its value and could impair its ability to maintain or further its research and development efforts, raise necessary additional capital, grow its business, retain key employees and continue its operations.

The Company has a limited operating history and has incurred significant losses and negative cash flows from operations since its formation, and it anticipates that it will continue to incur losses for the foreseeable future. The Company also has a limited history of commercializing TYRVAYA Nasal Spray, its only approved product. These factors may make it difficult for investors to evaluate the Company’s current business and predict its future success and viability.

The Company has a limited operating history. Operations to date have been limited to organizing the Company, raising capital, developing TYRVAYA Nasal Spray and the Company’s other product candidates, and obtaining marketing approval of TYRVAYA Nasal Spray. In addition, as a relatively new business, the Company may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The Company may not be successful manufacturing TYRVAYA Nasal Spray at commercial scale or arranging for a third-party to do so on its behalf or conducting sales and marketing activities necessary for successful product commercialization.

The Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray and has incurred net losses in each reporting period since its formation. The Company has funded its operations primarily from the sale and issuance of its securities, and from borrowing funds from third parties. Additionally, the net losses the Company incurs may fluctuate significantly from quarter to quarter such that a period-to-period comparison of its results of operations may not be a good indicator of the Company's future performance. The size of the Company’s future net losses, and the potential for the Company to achieve profitability, will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. The Company launched commercial sales of TYRVAYA Nasal Spray in the fourth quarter of 2021, and, in light of its limited commercial history, cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors.

The Company expects to continue incurring significant expenses and operating losses for the foreseeable future. The Company expects that its expenses will increase substantially if and as it:

•continues to expand its sales, marketing, and distribution infrastructure to commercialize TYRVAYA Nasal Spray and any other products for which it may obtain marketing approval;
•provides discounts and rebates in connection with the sale of TYRVAYA Nasal Spray;
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
•seeks to identify and develop additional product candidates, and seeks marketing approvals and reimbursement for them;
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

The Company will need substantial additional funding in the future. If it is unable to raise capital when needed, or on acceptable terms, it may be forced to delay, reduce or eliminate future commercialization efforts or one or more of its research and development programs.

Developing and marketing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very expensive and uncertain process. The Company's operations have consumed significant amounts of cash since inception, and it expects its expenses to increase in connection with ongoing activities, including the commercialization of TYRVAYA Nasal

Spray and the development of other product candidates and indications through clinical trials and potential marketing approvals. The Company's expenses could increase beyond expectations if the Company is required by the FDA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that it currently anticipates. Other unanticipated costs may also arise, including with respect to the commercialization of TYRVAYA Nasal Spray. Because the design and outcome of its planned and anticipated clinical trials are highly uncertain, it cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate it develops.

As of December 31, 2021, the Company had $193.4 million in cash and cash equivalents. Although the Company believes that its available cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months following the date of this Annual Report on Form 10-K, this belief is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Changing circumstances, some of which may be beyond its control, could cause the Company to consume capital significantly faster than it currently anticipates, and it may need to seek additional funds sooner than planned.

Advancing the commercialization of TYRVAYA Nasal Spray and the development of other product candidates will require a significant amount of capital. The Company's existing cash and cash equivalents may not be sufficient to fund all of the activities that are necessary for the successful commercialization of TYRVAYA Nasal Spray or for the completion of the development of other product candidates. The Company will continue to require additional capital to develop its product candidates and fund operations for the foreseeable future. The Company may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, which may dilute stockholders or restrict operating activities. The amount of additional capital the Company will need to raise will depend on many factors, including:
•the scope, timing, rate of progress and costs of the Company's drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for its product candidates;
•the number and scope of clinical programs the Company decides to pursue;
•the cost, timing and outcome of preparing for and undergoing regulatory review of its product candidates;
•the scope and costs of development and manufacturing activities;
•the cost and timing associated with commercializing TYRVAYA Nasal Spray or any other product candidates, if they receive marketing approval;
•the extent to which the Company acquires or in-licenses other product candidates and technologies;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing the Company's intellectual property rights and defending intellectual property-related claims;
•the Company's ability to establish and maintain collaborations on favorable terms, if at all;
•the Company's efforts to enhance operational systems and its ability to attract, hire and retain qualified personnel, including personnel to support the sale of TYRVAYA Nasal Spray and the development of other product candidates;
•the Company’s implementation of operational, financial and management systems;
•the current or potential future effects of the SARS-CoV-2 virus pandemic on the Company's business, operations, preclinical and clinical development and commercialization timelines and plans; and
•the costs associated with being a public company.

Except for the Company's $125 million term loan credit facility, the Company does not have any committed external source of funds. Adequate additional financing may not be available on acceptable terms, or at all. The Company's failure to raise capital as and when needed or on acceptable terms would have a negative impact on the Company's business, growth prospects, operating results and financial condition and its ability to pursue its business strategy, and the Company may have to delay, reduce the scope of, suspend or eliminate one or more of its research-stage programs, clinical trials or future commercialization efforts.

The terms of the Company’s credit facility place restrictions on the Company’s operating and financial flexibility.

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender. To date, the Company has drawn on the first two of three tranches available under the Credit Agreement, in an aggregate amount totaling $95 million. The Company’s ability to draw on the third $30 million tranche under the Credit Agreement is subject to conditions, and the Company may not meet such conditions to draw on the third tranche or may not be able to meet the conditions in a manner timely enough to meet its future capital needs.

In addition, borrowings under the Credit Agreement are secured by all or substantially all of the Company’s assets, subject to customary exceptions. The Credit Agreement also contains operating restrictions and covenants that restrict, and any future financing agreements that the Company may enter into may further restrict, the Company’s ability to finance its operations, engage in business activities or expand or fully pursue its business strategies. For example, the Credit Agreement limits the Company’s ability to, among other things:

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

The Credit Agreement includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; breach of covenants; specified cross-default to other material indebtedness; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; material impairment of security interests; material adverse change and material regulatory events, in certain cases subject to certain thresholds and grace periods. A breach of any of these covenants could result in an event of default under the Credit Agreement. If the Company defaults under the terms of the Credit Agreement, including failure to satisfy the operating covenants, the lender may accelerate all of the Company’s repayment obligations and take control of the secured assets. Any declaration by the lender of an event of default could significantly harm the Company’s business and prospects and could cause the price of the Company’s common stock to decline.

The Company's business, operations and clinical development timelines and plans could be adversely affected by the effects of health epidemics, including the ongoing SARS-CoV-2 virus pandemic.

The Company’s business, operations and clinical development timelines and plans could be adversely affected by health epidemics, including the ongoing SARS-CoV-2 virus pandemic, in regions where it has concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party contractors upon which it relies. For example, federal, state, and local governments have taken varying preventive and proactive measures to slow the spread of SARS-CoV-2 virus pandemic, and such measures have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt the Company's business and operations. In addition, while some healthcare facilities and physician offices, particularly those in major markets, have reopened and rescheduled previously cancelled or postponed non-emergency or elective procedures, SARS-CoV-2 cases have increased, and new viral strains have emerged, which may result in additional delays in procedures or otherwise restricted patient visits, or cause disruptions in the operations of payors, distributors, manufacturers, logistics providers and other third parties, which could limit the volume of TYRVAYA Nasal Spray being prescribed and in turn negatively impact sales of TYRVAYA Nasal Spray.

The Company has implemented a work-from-home policy for many of its employees, and it continues evaluating the situation as more information about the virus becomes available. Moreover, the Company's clinical development timelines and plans could be affected by the SARS-CoV-2 virus pandemic. Site initiation and patient enrollment could be delayed or suspended due to prioritization of healthcare facility resources toward the SARS-CoV-2 virus pandemic. In addition, some patients may not be able to comply with clinical trial protocols, and the ability to conduct follow up visits with treated patients may be limited, if quarantines impede patient movement or interrupt healthcare services. The Company cannot assure that the inability to collect such data would not also have an adverse impact on its future clinical trial results.

Similarly, the continued spread of the SARS-CoV-2 virus pandemic could severely impact the Company's preclinical studies and clinical trials due to, among other things:

•delays in receiving approval from local regulatory authorities to initiate planned clinical trials;
•delays or difficulties in recruiting, enrolling and retaining patients in clinical trials due to pandemic-related lockdowns or stay-at-home advisories or other factors;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the SARS-CoV-2 virus pandemic which may require the Company to change the ways in which clinical trials are conducted, to incur unexpected costs, or to discontinue the clinical trials entirely;
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
•clinical trial participants becoming infected with the SARS-CoV-2 virus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by potentially increasing the number of observed adverse events;
•interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;
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
It is highly uncertain and difficult to predict the full extent of the economic impact brought by and the duration of the SARS-CoV-2 virus pandemic. The pandemic could result in significant disruptions to the global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of the SARS-CoV-2 virus pandemic could materially affect the Company’s business and the value of the Company's common stock.

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

To succeed, the Company must recruit, retain, manage and motivate qualified executives as it builds out its management team, and the Company faces significant competition for experienced personnel. The Company is highly dependent on the principal members of its management and needs to continue to add executives with operational and commercialization experience and to build out a leadership team that can manage its operations as a public company. If the Company does not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect its ability to execute the Company's business plan and harm its operating results. In particular, the loss of one or more of its executive officers could be detrimental if no suitable replacement is recruited in a timely manner. The competition for qualified personnel in the biotechnology field is intense, and as a result, the Company may be unable to continue to attract and retain qualified personnel necessary for the future success of its business, or may be required to expend significant financial resources in its employee recruitment and retention efforts.

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

If the Company is unable to continue to attract and retain high-quality personnel, the rate and success at which it can discover, develop and commercialize its product candidates will be limited and the potential for successfully growing its business will be harmed. In addition, the intense competition for such personnel may significantly increase the Company’s costs of doing business.

If the Company engages in acquisitions, in-licensing or strategic partnerships, this may increase its capital requirements, dilute stockholders, cause it to incur debt or assume contingent liabilities, and subject the Company to other risks.

The Company may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring products, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of indebtedness or contingent liabilities;
•the issuance of equity securities which would result in dilution to the Company's stockholders;
•assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of management’s attention from the Company's existing products, product candidates and initiatives in pursuing such an acquisition or strategic partnership;
•retention of key employees, the loss of key personnel, and uncertainties in its ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•the potential inability to generate revenue from acquired intellectual property, technology or products sufficient to meet its objectives or even to offset the associated transaction and maintenance costs.

If the Company’s information technology systems and/or data are or were compromised, the Company could experience adverse consequences resulting from such compromise, including but not limited to interruptions to the Company's operations such as its commercial launch and clinical trials, claims that the Company breached its data privacy and security obligations, harm to the Company's reputation, and a loss of customers or sales.

In the ordinary course of the Company’s business, the Company may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. The Company may rely upon third parties (such as service providers) for the Company’s data processing-related activities. The Company may share or receive sensitive data with or from third parties.

The Company faces a variety of evolving threats to its information technology systems and data which could cause security incidents. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. Traditional computer “hackers,” threat actors, company personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors may engage in attacks. The evolving threats include but are not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe. Ransomware attacks can lead to significant interruptions in the Company’s operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but the Company may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and the Company cannot guarantee that third parties and infrastructure in the Company’s supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to the Company’s information technology systems (including the Company’s products/services) or the third-party information technology systems that support the Company and the Company’s services. The SARS-CoV-2 pandemic and the Company’s remote workforce poses increased risks to the Company’s information technology systems and data, as more of the Company’s personnel work from home, utilizing network connections outside the Company’s premises. Future business transactions (such as acquisitions or integrations) could expose the Company to additional cybersecurity risks and vulnerabilities, as the Company’s systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt the Company’s ability (and that of third parties upon whom the Company relies) to provide the Company’s products and services.

The Company may spend significant resources to endeavor to protect against, detect, and/or mitigate vulnerabilities. The Company may have to modify its business activities (including the Company’s commercial launch and clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may also require the Company to implement and maintain specific security measures, industry-standard or reasonable security measures to protect the Company’s information technology systems and data.

While the Company has implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. The Company may be unable in the future to detect vulnerabilities in the Company’s information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite the Company’s efforts to identify and remediate vulnerabilities, if any, in the Company’s information technology systems, the Company’s efforts may not be successful. Further, the Company may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

The Company’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in the Company’s contracts are sufficient to protect the Company from claims related to the Company’s data privacy and security obligations. The costs related to significant security breaches, disruptions or data breaches could be material and exceed the limits of any insurance coverage the Company may have. In addition, the Company cannot be sure that its existing insurance coverage will continue to be available on acceptable terms or that its insurers will not deny coverage as to any future claim. To the extent any disruption, data breach or security breach were to result in a loss of, or damage to, the Company’s data or systems, or inappropriate disclosure of confidential or proprietary information, including personal data, the Company could incur liability and the further development and commercialization of its products and product candidates could be delayed and its business and operations could be adversely affected and/or could result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to the Company.

If the Company and/or third parties upon whom the Company relies experience or are perceived to have experienced (in the past or future) a security incident, the Company may experience adverse consequences. Applicable data privacy and security obligations may require the Company to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund expenditures; interruptions in the Company’s operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using the Company’s products, deter new customers from using the Company’s products, deter third parties from doing business with or otherwise engaging with the Company, deter clinical trial participants from participating in the Company’s clinical trials and negatively impact the Company’s reputation and ability to grow and operate the Company’s business.

The Company is subject to stringent and evolving obligations related to data privacy and security. The Company’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of the Company’s business operations; reputational harm; and other adverse business consequences.

The Company processes personal data and other sensitive information (including patient health data, and proprietary and confidential business data) including in connection with the Company’s clinical trials. The Company’s data processing activities subject it to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by the Company and by others on its behalf. Data protection has become a significant issue in the U.S., China, countries in the European Economic Area (EEA), and in many other countries in which the Company may operate.

In the U.S., federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information) and the California Consumer Privacy Act of 2018 (CCPA) (which imposes specific requirements on covered businesses relating to personal data practices). If the Company is or were to become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against the Company could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against the Company may increase (including individuals via a private right of action). These regulatory frameworks may impact the Company’s ability to utilize individuals’ personal data, may impose significant penalties for the misuse of personal data and reflect the Company’s vulnerability to the evolving regulatory environment related to such data.

Internationally, any Company’s operations that we may engage in may become subject to increased scrutiny or attention from foreign data protection authorities. For example, any Company clinical trial programs and research collaborations that the Company may conduct outside the U.S. may implicate foreign data protection laws, including in China and Europe. Many jurisdictions have established, or are in the process of establishing, privacy and data security regulatory frameworks that may require compliance by the Company or third parties upon whom the Company relies. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s equivalent (UK GDPR) impose stringent data protection requirements for processing personal data of individuals located, respectively in the EEA and United Kingdom (“UK”). Under the EU GDPR, government regulators may impose monetary fines for noncompliance of up to €20 million or four percent of a company’s worldwide annual revenues, whichever is greater, and authorizes government regulators to impose penalties for non-compliance (such as bans on personal data processing). Further, individuals may initiate litigation related to the Company’s processing of their personal data.

In addition, many jurisdictions, including China, have enacted data localization and cross-border personal data transfer laws. These laws may make it more difficult for the Company to transfer personal data across jurisdictions, which could impede the Company’s business. For example, European data protection laws, including the EU GDPR, generally restrict the transfer of personal data from Europe to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards designed to protect the relevant personal data. Uncertainties exist with respect to the legality under European law of such safeguards. As a result, there is a risk that any personal data transfers by the Company or parties upon the Company relies from Europe may not comply with European data protection laws. Any such noncompliance may increase the Company’s exposure to the EU GDPR’s heightened sanctions, restrict the Company’s ability to conduct clinical trials in Europe, require the Company to increase the Company’s personal data processing capabilities in Europe and limit the Company’s ability to collaborate with parties that are subject to European data protection laws. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, created uncertainty regarding data protection regulation in the United Kingdom, leading to further uncertainty and risk of liability.

The Company’s obligations related to data privacy and security are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions, including potentially substantial monetary penalties and personal data processing penalties that could require the Company to change its business practices. Interpretation of these frameworks is likely to remain uncertain and potentially inconsistent for the foreseeable future. This evolution may create uncertainty in the Company’s business and that of parties upon whom the Company relies. Furthermore, this evolution may impact the Company’s ability to operate in certain jurisdictions and its ability to collect, store, transfer, use, share or otherwise process personal data; necessitate the Company’s accepting more onerous obligations in its contracts; as well as result in liability or impose additional costs (including financial and time-related resources) on the Company. These obligations may necessitate changes to the Company’s information technology systems and practices and to those of any third parties that process personal data on the Company’s behalf. Despite the Company's efforts to bring its practices into compliance with these obligations, it may not be successful in its efforts to achieve compliance (for example, due to lack of clarity in the obligations or to internal or external factors such as resource allocation limitations or a lack of cooperation from third parties upon which the Company relies). Alleged noncompliance could result in proceedings (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting and/or oversight; bans on personal data processing; and orders not to use personal data. Any of these events could have a material adverse effect on the Company’s reputation, business and financial condition, including but not limited to: loss of customers; interruptions or stoppages in the Company’s business operations (including the Company’s commercial launch and clinical trials); inability to process personal data or to operate in certain jurisdictions; limitations in the Company’s ability to develop or commercialize the Company’s products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; and revision or restructuring of the Company’s operations.

Changes in U.S. tax law may materially adversely affect the Company's financial condition, results of operations and cash flows.

The tax regimes the Company is subject to or operates under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect the Company’s financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (Tax Act), together with the CARES Act that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (NOL) carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system.

Recently, in the U.S., Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to the Company’s business.

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

The Company’s net operating loss carryforwards (NOLs) and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. The Company’s NOLs generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2021, the Company had a U.S. federal NOL balance of $202.9 million, $4.5 million of which will expire beginning in the year 2035 if unutilized, and $198.4 million of which will carry forward indefinitely. As of December 31, 2021, the Company had a state NOL balance of $209.9 million, which will expire beginning in the year 2035 if unutilized.

The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, the Company’s NOLs and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under the Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the Company’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. The Company determined that no significant limitation would be placed on the utilization of its net operating loss and tax credit carryforwards due to prior ownership changes. The Company may, however, experience ownership changes in the future as a result of equity offerings or subsequent shifts in its stock ownership, some of which are outside its control. If the Company’s ability to utilize those NOLs and tax credit carryforwards becomes limited by an “ownership change” as described above, it may not be able to utilize a significant portion of its NOLs and certain other tax attributes, which could have a material adverse effect on its cash flows and results of operations.

Risks Related to Commercialization of the Company’s Product Candidates

The Company faces significant competition, and if its competitors’ products are or are perceived as being more effective, safer or less expensive than TYRVAYA Nasal Spray or other product candidates, or if the Company is unable to differentiate TYRVAYA Nasal Spray from other therapies for the treatment of dry eye disease, then the Company’s ability to successfully commercialize TYRVAYA Nasal Spray would be adversely affected.

The development and commercialization of pharmaceutical products is highly competitive. The Company faces competition with respect to TYRVAYA Nasal Spray for the treatment of dry eye disease and will face competition with respect to TYRVAYA Nasal Spray for other indications and with respect to any other product candidates that it may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private organizations that conduct research and development activities, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of pharmaceutical products.

The dry eye disease market is already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among healthcare providers, patients and payors. If the Company’s competitors’ products are or are perceived as being more effective, safer or less expensive than TYRVAYA Nasal Spray or other product candidates the Company develops, then the Company’s commercial opportunities will be negatively impacted. If the Company is unable to demonstrate the value of TYRVAYA Nasal Spray based on its clinical data, patient experience, and real-world evidence, the successful commercialization of TYRVAYA Nasal Spray could be adversely affected.

The Company's commercial opportunity for TYRVAYA Nasal Spray or any other product candidates could also be reduced or eliminated if its competitors develop and commercialize new products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the Company's products. The competitors also may obtain FDA or other regulatory approval for their products more rapidly than the Company may obtain approval for its candidates, which could result in competitors establishing a strong market position before the Company is able to enter the market for a new product candidate or a new indication for TYRVAYA Nasal Spray.

In addition, the Company's ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. For example, a generic version of Restasis® to treat dry eye disease recently received FDA approval in February 2022. Generic products are generally offered at lower prices than branded products, and consequently, after the introduction of a generic competitor, a significant percentage of the sales of any branded product may be lost to the generic product. Accordingly, competition from generic products could have a material adverse impact on the Company’s ability to successfully commercialize TYRVAYA Nasal Spray or any other product candidate, if approved, or negatively impact sales or pricing of TYRVAYA Nasal Spray or the Company’s ability to gain market acceptance or market share. In addition, over the counter products are currently available for the treatment of dry eye disease which may impact sales of the Company's products.

Many of the companies against which the Company is competing or against which it may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than the Company does. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of the Company's competitors. Smaller and other early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies. These third parties compete with the Company in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the Company's programs.

TYRVAYA Nasal Spray is subject to substantial, ongoing regulatory requirements that may impact its commercial potential.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping of TYRVAYA Nasal Spray are subject to extensive and ongoing regulatory requirements. These requirements include restrictions on the promotion of the product, submissions of safety and other post-marketing information and reports, compliance with current Good Manufacturing Practices (cGMP), as well as Good Clinical Practice (GCP) for any clinical trials that the Company conducts post-approval, all of which may result in significant expense and limit the Company’s ability to successfully commercialize TYRVAYA Nasal Spray.

Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on TYRVAYA Nasal Spray or on the Company, including:

•withdrawal of approval, addition of warnings or narrowing of the approved indication in the product label;
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by the Company, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or
•injunctions or the imposition of civil or criminal penalties.

If any of these actions were to occur, the Company may have to discontinue the commercialization of TYRVAYA Nasal Spray, limit its sales and marketing efforts, conduct post-approval studies, or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit the Company’s ability to generate sales revenues. In addition, regulatory requirements may also change from time to time, potentially harming or making costlier its commercialization efforts. The Company cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or other countries. If the Company is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if the Company is not able to maintain regulatory compliance, then it may lose the marketing approval that it has obtained and it may not achieve or sustain sales or profitability, which would adversely affect its business.

TYRVAYA Nasal Spray is based on an API that is already on the market, which exposes the Company to additional risks.

The API in TYRVAYA Nasal Spray has been previously approved by the FDA and the EMA as an oral tablet under the trade name Chantix®, indicated as an aid to smoking cessation treatment, and is available in more than 80 countries throughout the world. From 2009 to 2016, the FDA required Chantix® to carry a boxed warning advising consumers of potential serious mental health side effects from Chantix. Although the FDA removed this box warning from Chantix in 2016, regulatory authorities may add back the warning if future events warrant it. Regulatory authorities have in the past and may in the future also identify impurities in varenicline, the active ingredient in TYRVAYA Nasal Spray and Chantix, or identify other adverse side effects related to varenicline. Additionally, manufacturers have begun selling Chantix in generic form, which could lead to increased use of varenicline by patients and increase the possibility that patients experience adverse side effects related to varenicline. Any adverse side effects that arise from the use of any form of varenicline, whether Chantix, generic varenicline or TYRVAYA Nasal Spray, could prevent or inhibit the successful commercialization of TYRVAYA Nasal Spray and seriously harm the Company's business. Furthermore, if manufacturer demand for the varenicline active ingredient increases in the future, particularly as a result of the marketing of generic forms of varenicline, the Company may not be able to continue to obtain the active ingredient on commercially reasonable terms, which could harm Company's business.

If the Company is unable to maintain sales and marketing capabilities or enter into agreements with third parties to market, distribute, and sell its products, it may be unable to generate adequate revenue.

The Company’s strategy is to commercialize TYRVAYA Nasal Spray in the U.S. with a targeted sales and marketing organization. While the Company has established its commercial team and sales force, it does not have prior experience commercializing pharmaceutical products as an organization. In order to successfully market TYRVAYA Nasal Spray, the Company must continue to build and maintain its sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. These efforts will continue to be expensive and time-consuming, and the Company competes with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. If the Company is unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, it may not generate significant revenue from TYRVAYA Nasal Spray.

In particular, the Company is required to expend significant time and resources to train its sales force to be credible, persuasive, and compliant with applicable laws in marketing TYRVAYA Nasal Spray for its approved indication, and to equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate customers regarding the potential benefits and safety of TYRVAYA Nasal Spray and its proper administration. In addition, the ongoing pandemic caused by SARS-COV-2 may negatively impact the effectiveness of the Company’s sales and marketing efforts, which may not be as effective should access to providers be limited. If the Company is unable to maintain an effectively trained sales force, or if lockdowns or other current or future restrictions prevent the sales force from adequately doing their job, then the Company’s efforts to successfully commercialize TYRVAYA Nasal Spray could be jeopardized, which would negatively impact its ability to generate product revenues and profits.

Additionally, the Company’s strategy in the U.S. includes the use of a network of third parties to distribute and support patient’s use of TYRVAYA Nasal Spray. Further, for the year ended December 31, 2021, a significant percentage of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors, and the Company may continue to rely on a limited number of wholesale drug distributors for the distribution of TYRVAYA Nasal Spray. While the Company has and may in the future enter into agreements with such third parties to engage in such activities, the counterparties may not perform as agreed or may terminate their agreements with the Company. Loss of any such third-party through contract termination or its failure to perform its duties effectively would adversely affect product distribution and uptake by patients. While the Company has and expects to continue to enter into these agreements on commercially reasonable terms, there is no guarantee that it will be able to continue to do so, if at all, particularly given the commercial buying power of such third parties. If the Company is unable to maintain its business relationships with these third parties, including such wholesale drug distributors, on commercially acceptable terms, it could have a material adverse effect on the Company’s sales and may prevent it from achieving profitability.

The Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. If the Company, alone or with commercialization partners, is unable to compete successfully against these established companies, the commercial success of TYRVAYA Nasal Spray and of any future products will be limited. In addition, if the Company is unable to effectively develop and maintain its commercial team, including its U.S. sales force, or to maintain and expand its customer base, the Company’s ability to effectively commercialize TYRVAYA Nasal Spray and any other products and generate product revenues and profits would be limited.

Customer buying patterns and other factors may cause the Company’s quarterly results to fluctuate, which may adversely affect the Company’s short-term results.

The Company’s product revenues and results of operations may vary from period to period due to a variety of factors, including the buying patterns of the Company’s direct purchasers, which patterns may vary from quarter to quarter and may be impacted by seasonality. If the Company’s customers limit their product purchases, the Company’s sales could be adversely affected. Further, any changes in purchasing patterns or inventory levels, product returns, delays in purchasing products, or delays in payment for products by the Company’s customers could also have a negative impact on its revenue and results of operations. In addition, the Company is unable to predict the long-term impact of the SARS-COV-2 virus and the pace of recovery and how this may impact purchases of TYRVAYA Nasal Spray by healthcare providers in the future, as individual providers and their patients may have different responses as the pandemic evolves.

The manufacture of TYRVAYA Nasal Spray and the Company’s other product candidates is complex and highly regulated, and there are particular risks associated with manufacturing the products to commercial scale. In addition, the Company’s reliance on third parties increases the risk that the Company will not have sufficient quantities of its products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair its commercialization or development efforts.

The manufacture of pharmaceutical products relies on technically complex processes and, in some cases, highly specialized raw materials, and is highly regulated. Deviations, difficulties or delays in production, or failure to obtain specialized raw materials, could result in shut-downs, work stoppages, approval delays, voluntary market withdrawals, product recalls, penalties, supply disruptions or shortages, increased costs, product liability or reputational harm. In addition, all manufacturing processes must comply with current Good Manufacturing Practices (cGMP) and other applicable regulations. Failure to comply with cGMP requirements could result in possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of products, injunctions, voluntary recall of products, failure to secure product approvals, or debarment. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Company relies, and expects to continue to rely, on third-party manufacturers for the commercial supply of TYRVAYA Nasal Spray, and for the supply of its product candidates for use in clinical trials. As a result, the Company does not have complete control over all aspects of the manufacturing process. This reliance on third-party manufacturers entails additional risks, including:

•the potential failure of the third-party to manufacture TYRVAYA Nasal Spray or other product candidates according to the Company’s schedule, or at all, including the potential that the third-party contractors might give greater priority to the supply of other products over the Company’s products, or otherwise might not satisfactorily perform according to the terms of the agreements between the Company and the third-party;
•the Company’s potential inability to establish or maintain necessary agreements with the third-party manufacturers or to do so on acceptable terms.
•the potential termination or nonrenewal of arrangements or agreements by the Company's third-party contractors at a time that is costly or inconvenient for the Company;
•the potential breach by the third-party manufacturers of the Company's agreements with them;
•the potential failure of the third-party manufacturers to comply with applicable regulatory requirements, including cGMPs;
•the potential failure of the third-party to manufacture TYRVAYA Nasal Spray or other product candidates according to the Company’s specifications;
•the potential mislabeling of TYRVAYA Nasal Spray or clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•the potential failure of the third-party manufacturer to distribute TYRVAYA Nasal Spray to commercial vendors in a timely manner, resulting in lost sales;
•the potential failure of the third-party manufacturer to deliver clinical supplies to clinical sites on time, leading to clinical trial interruptions; and
•the potential misappropriation of the Company's proprietary information, including its trade secrets and know-how.

In addition, if the third-party manufacturers cannot successfully conform with the strict regulatory requirements of the FDA and other regulatory authorities, then they will not be able to secure or maintain marketing approval for their manufacturing facilities. If the regulatory authorities do not approve these facilities for the manufacture of pharmaceutical products or if they withdraw any such approval in the future, then the Company may need to find alternative manufacturing facilities, which would significantly impact its ability to market TYRVAYA Nasal Spray and to develop, obtain marketing approval for and market other product candidates, if approved. The Company's failure, or the failure of its third-party manufacturers, to comply with applicable regulations could also result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of TYRVAYA Nasal Spray or other product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of TYRVAYA Nasal Spray or other product candidates and harm the Company’s business and results of operations.

The Company currently relies on single source manufacturers and suppliers for TYRVAYA Nasal Spray. This adds to the manufacturing risks faced by the Company, which is left without backup facilities in the event of any failure by a supplier. In addition, if the Company decides to move to different or add additional manufacturers and suppliers in the future, any such transition or addition would require significant efforts in testing and validating the manufacturing and formulation process and could result in delays or other issues, which could have an adverse effect on the supply of TYRVAYA Nasal Spray or other product candidates.

The Company's current and anticipated future dependence upon others for the manufacture of its product candidates may adversely affect its future profit margins and its ability to commercialize TYRVAYA Nasal Spray or any product candidates that receive marketing approval on a timely and competitive basis.

In addition, to date, the Company's third-party manufacturer has a limited history of manufacturing TYRVAYA Nasal Spray on a commercial scale, and has until recently only manufactured TYRVAYA Nasal Spray in limited quantities in batch sizes appropriate for the Company's clinical trials and registration batches to support the NDA submission for TYRVAYA Nasal Spray. There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical or other problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that the Company's manufacturer will be successful in maintaining a larger-scale commercial manufacturing process for TYRVAYA Nasal Spray that achieves its objectives for manufacturing capacity and cost of goods, in a timely manner or at all. In addition, there is no assurance that the Company’s manufacturers will be able to manufacture TYRVAYA Nasal Spray to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet potential future demand. If the manufacturers are unable to produce sufficient quantities of TYRVAYA Nasal Spray, either on a timely basis or at all, and in a cost-effective manner, the Company's commercialization efforts would be impaired, which could materially affect the Company's business, financial condition, results of operations and growth prospects.

The commercial success of TYRVAYA Nasal Spray and the Company’s other product candidates, once approved, depends on the availability and sufficiency of third-party payor coverage and reimbursement.

Patients in the U.S. and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of TYRVAYA Nasal Spray and the Company’s other product candidates, once approved, is dependent on the extent to which third-party coverage and reimbursement is available from third-party payors, including government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid), private healthcare insurers and other healthcare funding organizations.

The Company is currently in discussions with such third-party payors with respect to coverage and reimbursement for TYRVAYA Nasal Spray. As of the date of this Annual Report on Form 10-K, significant uncertainty exists as to the overall coverage and reimbursement status of TYRVAYA Nasal Spray. Coverage decisions may not favor new products when more established or lower cost therapeutic alternatives are already available. Even if the Company obtains coverage for a given product such as TYRVAYA Nasal Spray, the associated reimbursement rate may not be adequate to cover the Company’s costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require copayments that patients find unacceptably high. Patients are unlikely to use the Company's products unless reimbursement is adequate to cover all or a significant portion of the cost of its products.

Coverage and reimbursement policies for products can differ significantly from payor to payor, as there is no uniform policy of coverage and reimbursement for products among third-party payors in the U.S. There also may be significant delays in obtaining coverage and reimbursement, as the process of determining coverage and reimbursement is often time consuming and costly and can require the Company to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.

In addition, the Company expects that the market power of third-party payors, and the increased emphasis by such third-party payors and government authorities in the U.S. on managed care and cost containment measures will continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for TYRVAYA Nasal Spray or other products for which the

Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If the Company is unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for TYRVAYA Nasal Spray and its products that receive regulatory approval, the commercial success of TYRVAYA Nasal Spray or other products may be greatly hindered and the Company's financial condition and results of operations may be materially and adversely affected.

If product liability lawsuits are brought against the Company, it may incur substantial liabilities and may be required to limit commercialization of its products.

The Company's business exposes it to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Regardless of their merits or eventual outcome, such liability claims may also result in injury to the Company's reputation, withdrawal of clinical trial participants, costs to defend the related litigation, a diversion of management’s time and its resources, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize TYRVAYA Nasal Spray or any other product candidates and decreased demand for TYRVAYA Nasal Spray or any other product candidates, if approved for commercial sale. Product liability claims could also delay or prevent completion of the Company's development programs.

In addition, for pharmaceutical products such as TYRVAYA Nasal Spray that are approved for marketing, such claims could also result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of such products, the Company's manufacturing processes and facilities or its marketing programs. These investigations could potentially lead to a recall of the product or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals.

The Company currently has product liability insurance that it believes is appropriate for its product portfolio. However, such insurance may not provide sufficient coverage against potential liabilities and, if judgments exceed the Company's insurance coverage, could adversely affect its results of operations and business and cause the stock price to decline. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, the Company may in the future be unable to maintain or obtain insurance coverage at a reasonable cost or in sufficient amounts to protect it against losses, including those caused by product liability claims.

A variety of risks associated with marketing TYRVAYA Nasal Spray or any other product candidates internationally could materially adversely affect the Company’s business.

The Company plans to seek regulatory approval of TYRVAYA Nasal Spray or any other product candidates outside of the U.S. and, accordingly, it expects that it will be subject to additional risks related to operating in foreign countries if it obtains the necessary approvals, including:
•differing regulatory requirements regimes in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential liability under the U.S. Foreign Corrupt Practices Act (FCPA) or comparable foreign regulations;
•challenges enforcing the Company's contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•production shortages resulting from any events affecting finished product or raw material supply, or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with international operations may materially adversely affect the Company's ability to attain or maintain profitable operations.

Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, commonly referred to as “Brexit”, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent the Company from commercializing any product candidates in the United Kingdom and/or the European Union and restrict the Company’s ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, the Company may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm its business.

The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may negatively affect the commercialization of the Company’s medicines and drug candidates in that country.

On August 5, 2021, the Company entered into a license and collaboration agreement (the License Agreement) with Ji Xing Pharmaceuticals Limited, a biotechnology company headquartered in Shanghai, China (Ji Xing). Pursuant to the License Agreement, the Company has granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline), for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which the Company expects will continue. Any such change may cause delays in or prevent the successful research, development, manufacturing or commercialization of OC-01 and OC-02 in the greater China region and may reduce the current benefits the Company believes are available to it from licensing such products to be developed, manufactured and sold in the greater China region. In addition, any failure by the Company or its partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of its business activities in China or create other legal risks.

Risks Related to Development of the Company’s Product Candidates

Drug development is a lengthy, highly uncertain undertaking and involves a substantial degree of risk. The outcome of preclinical testing and earlier clinical trials may not be predictive of the success of later clinical trials. The results of the Company's clinical trials may not satisfy the requirements of the FDA or other regulatory authorities, and the Company may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of product candidates.

In 2021, the Company successfully obtained FDA approval of TYRVAYA Nasal Spray for treatment of the signs and symptoms of dry eye disease. The Company is also conducting clinical trials of TYRVAYA Nasal Spray for the potential treatment of Neurotrophic Keratopathy (NK), and the Company has other product candidates in preclinical development. The research and development of biopharmaceutical products is inherently risky. The Company cannot give any assurance that any of its product candidates will receive marketing approval, which is necessary before they can be commercialized. Before obtaining regulatory approvals for the commercial sale of any of the Company's product candidates, the Company must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that its product candidates are both safe and effective for use in each target indication. Product candidates in later stages of clinical trials may fail to be proven safe and effective despite having successfully progressed through preclinical studies and initial clinical trials.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of the Company's product candidates may not be predictive of the results of early-stage clinical trials, and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of subjects may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen or other clinical trial protocol requirements and the rate of dropout among clinical trial participants.

The Company may also experience issues in implementing its clinical trials that could delay or prevent it from satisfying the applicable requirements of the FDA and other regulatory authorities, including:

•the number of participants required for clinical trials of its product candidates may be larger than it anticipates, enrollment in these clinical trials may be slower than the Company anticipates or participants may drop out of these clinical trials at a higher rate than the Company anticipates;
•the Company's third-party contractors may fail to comply with regulatory requirements or to meet their obligations to the Company in a timely manner, or at all;
•regulators or institutional review boards may not authorize the Company to commence a clinical trial or may require a clinical trial to be ended before it is completed; and
•the Company may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites.

The Company may be unable to design and execute clinical trials that support marketing approval. It cannot be certain that any of its future clinical trials will be successful. For example, use of OC-01 (varenicline) nasal spray requires the patient to follow a prescribed technique to administer the nasal spray. Failure to properly administer the nasal spray by the patient or inappropriate technique demonstration by the investigators, may adversely affect the outcome of OC-01 (varenicline) nasal spray in demonstrating efficacy in future clinical trials, such as the OLYMPIA trial in NK. Additionally, any safety concerns observed with OC-01 could limit the prospects for regulatory approval of the product in NK and potentially other indications, which could materially affect the Company's business, financial condition, results of operations and growth prospects.

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

The Company may not be able to initiate or continue clinical trials for its product candidates if it is unable to locate and enroll a sufficient number of subjects to participate in these trials to such trial’s conclusion as required by the FDA or foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Any difficulties the Company experiences relating to the initiation or completion of patient visits in clinical trials, including as a result of the SARS-CoV-2 virus, could delay regulatory approval for its product candidates. Patient enrollment for any of the Company’s future clinical trials may be affected by other factors, including:
•size and nature of the patient population;
•severity of the disease under investigation;
•availability and efficacy of approved drugs for the disease under investigation;
•participant eligibility criteria for the trial in question as defined in the protocol;
•investigators’ and participants' perceived risks and benefits of the product candidate in relation to other available therapies;
•availability of clinical trials for other product candidates targeting the same patients;
•efforts to facilitate timely enrollment in clinical trials;
•participant referral practices of investigators;
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

The Company’s inability to enroll a sufficient number of subjects for its clinical trials could result in significant delays or may require it to abandon one or more clinical trials altogether. Enrollment delays in the Company’s clinical trials may result in increased development costs for its product candidates and could jeopardize its ability to obtain marketing approval for the sale of its product candidates. Furthermore, even if the Company is able to enroll a sufficient number of subjects for its clinical trials, the Company may have difficulty maintaining enrollment of such subjects in its clinical trials.

The Company's current or future product candidates may cause significant adverse events, toxicities or other undesirable side effects which may delay or prevent marketing approval.

Adverse events or other undesirable side effects caused by or associated with treatment by the Company's product candidates could cause it or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or foreign regulatory authorities.
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

With respect to TYRVAYA Nasal Spray, if, in the course of the clinical trials for NK or any other potential indications, the Company or others identify undesirable side effects or adverse events caused by TYRVAYA Nasal Spray that were not previously detected, a number of potentially significant negative consequences could result, including but not limited to:

•regulatory authorities may withdraw approvals of TYRVAYA Nasal Spray or require additional warnings on the label;
•the Company may be required to change the way the product is administered or to conduct additional clinical trials or post-approval studies;
•the Company may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
•the Company could be sued and held liable for harm caused to patients; and
•the Company’s reputation may suffer.

Any of these events could prevent the Company from achieving or maintaining market acceptance of TYRVAYA Nasal Spray or any product candidate, if approved, and could materially affect its business, financial condition, results of operations, and growth prospects.

Interim, topline and preliminary data from the Company's clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, the Company may publicly disclose preliminary, interim or topline data from its clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions may be subject to change following a more comprehensive review of the data. The Company also may use assumptions and estimates as part of its preliminary analyses of the data, and it may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures before they can be finalized. In addition, the information the Company chooses to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. For example, the Company may report interim analyses of only certain of the endpoints of the clinical trial, rather than all of the endpoints. Additional disclosure of interim data by the Company or by its competitors in the future could result in volatility in the price of the Company’s common stock. Further, investors may not agree with what the Company determines is the material or otherwise appropriate information to include in its public disclosures, and any information the Company determines not to disclose may ultimately be deemed significant by the Company or, if subsequently disclosed, by investors, with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or the Company's business. Further, others, including regulatory agencies and investors may not accept the Company’s conclusions regarding such preliminary or interim analyses, which could impact the value of a particular program or the approvability or commercialization of the particular product candidate, or result in volatility in the price of the Company's common stock.

In sum, the topline results that the Company reports may differ significantly from the final results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, topline and interim data from clinical trials are subject to the risk that one or more of the reported clinical outcomes may materially change, and should be viewed with caution until the final data are available. If the preliminary or topline data that the Company reports differ from the final results, or if others, including regulatory authorities, disagree with the Company’s conclusions, then the Company’s ability to obtain approval for, and to successfully commercialize the Company product candidates may be harmed, which could materially affect its business, financial condition, results of operations and growth prospects.

Risks Related to Intellectual Property

If the Company is unable to obtain and maintain patent protection for its technology and products, or if the scope of the patent protection obtained is not sufficiently broad, the Company may not be able to compete effectively in its markets.

The Company relies upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to its development programs and product candidates. The Company's success depends in part on its ability to obtain and maintain patent protection in the U.S. and other countries with respect to TYRVAYA Nasal Spray and other product candidates. The Company seeks to protect its proprietary position by filing patent applications in the U.S. and abroad related to its development programs and product candidates. The patent prosecution process is expensive and time-consuming, and the Company may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that the Company owns may fail to result in issued patents with claims that protect TYRVAYA Nasal Spray or other product candidates in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to the Company's patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover TYRVAYA Nasal Spray or other product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to the Company could deprive it of rights necessary for the successful commercialization of any product candidates that it may develop. Further, if the Company encounters delays in regulatory approvals, the period of time during which it could market a product candidate under patent protection could be reduced.

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
•the Company's competitors, many of whom have substantially greater resources than the Company does and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block the Company's ability to make, use and sell its products and product candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

If the patent applications the Company holds or may in-license in the future with respect to its development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for TYRVAYA Nasal Spray or other product candidates, it could dissuade other companies from collaborating with the Company to develop product candidates, and threaten its ability to commercialize TYRVAYA Nasal Spray or other product candidates, if approved. Any such outcome could have a materially adverse effect on the Company's business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect the Company's rights to the same extent as the laws of the U.S. For example, many countries restrict the patentability of methods of treatment of the human body. Publications in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, there is a risk that the Company cannot know with certainty whether it was the first to make the inventions claimed in its own patents or pending patent applications, or that it was the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of the Company patent rights are highly uncertain. The Company's pending and future patent applications may not result in patents being issued which protect its technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of the Company patents or narrow the scope of its patent protection.

Moreover, the Company may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging its patent rights or the patent rights of others. In particular, the costs of defending patents or enforcing its proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, the Company's patent rights, allow third parties to commercialize its technology or products and compete directly with the Company, without payment to it, or result in its inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by the Company's patents and patent applications is threatened, it could dissuade companies from collaborating to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and patents in which the Company has an interest may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the Company ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of its technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent terms can be adjusted to recapture a portion of delay incurred by the USPTO in examining the patent application (patent term adjustment). The scope of patent protection may also be limited.

In particular, the Company’s European patent related to OC-01 (varenicline) has been opposed. There is a risk that the European patent will be invalidated, or will have its claims amended, through the opposition process. Invalidation or amendment of this patent could have a material impact on the Company’s ability to commercialize OC-01 in Europe and could permit the sale of competing products by third parties in Europe. There is a risk that the Company may face additional oppositions in Europe as additional patents grant.

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

Depending upon the timing, duration and specifics of FDA marketing approval of future product candidates, one or more of the Company's U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is based on the first approved use of a product and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with the Company assessment of whether such extensions are available, and may refuse to grant extensions to its patents, or may grant more limited extensions than the Company requests. The Company may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than the Company requests. If it is unable to extend the expiration date of its existing patents or obtain new patents with longer expiry dates, the Company's competitors may be able to take advantage of its investment in development and clinical trials by referencing its clinical and preclinical data to obtain approval of competing products following its patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and the Company's patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on the Company's international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If the Company or any of its licensors fail to maintain the patents and patent applications covering TYRVAYA Nasal Spray, or other product candidates, the Company's competitors may be able to enter the market, which would have an adverse effect on its business.

The Company may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect its ability to develop and market its products.

The Company cannot guarantee that any of its patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can it be certain that it has identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of TYRVAYA Nasal Spray or other current and future product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. The Company's interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact its ability to market TYRVAYA Nasal Spray or other product candidates, if approved. The Company may incorrectly determine that its products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. The Company's determination of the expiration date of any patent in the U.S. or abroad that it considers relevant may be incorrect, and its failure to identify and correctly interpret relevant patents may negatively impact its ability to develop and market its products.

Third party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate the Company's patents or other proprietary rights, may delay or prevent the development and commercialization of OC-01 (varenicline) nasal spray and any other product candidates.

The commercial success depends in part on the Company avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which the Company and its collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as the Company gains greater visibility and market exposure as a public company, the risk increases that the Company product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that the Company is infringing their patents or employing their proprietary technology without authorization.

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

The Company is aware of two issued U.S. patents owned by Pfizer (U.S. Pat. No.: 7,265,119 (the ‘119) and 6,890,927 (the ‘927) that Pfizer has listed in the Orange Book as covering its varenicline tartrate product, which is marketed as Chantix as an aid to smoking cessation treatment. Certain claims of these three patents are directed toward the compound varenicline tartrate and related salts thereof, and therefore may be relevant to TYRVAYA Nasal Spray. Of the two issued patents, both were in force at the time the Company received FDA approval of TYRVAYA Nasal Spray and on October 18, 2019, the Company entered into a non-exclusive patent license for these patents. However, even with the aforementioned license, the Company cannot provide assurances that third parties won’t allege infringement, which could delay or prevent the development and commercialization of TYRVAYA Nasal Spray or other product candidates.

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

Parties making claims against the Company may obtain injunctive or other equitable relief, which could effectively block its ability to further develop and commercialize one or more of its current and future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from the Company's business. In the event of a successful infringement or other intellectual property claim against the Company, it may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign its affected products, which may be impossible or require substantial time and monetary expenditure. the Company cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, the Company may need to obtain licenses from third parties to advance its research or allow commercialization of its product candidates, and it has done so from time to time. It may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, the Company would be unable to further develop and commercialize one or more of its product candidates, which could harm its business significantly. It cannot provide any assurances that third-party patents do not exist which might be enforced against its product candidates, resulting in either an injunction prohibiting its sales, or, with respect to its sales, an obligation on its part to pay royalties or other forms of compensation to third parties.

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

Lawsuits or other proceedings to protect or enforce the Company's patents, the patents of any licensors or its other intellectual property rights could be expensive, time consuming, and unsuccessful.

Competitors may infringe or otherwise violate its patents, the patents of its licensors or its other intellectual property rights. To counter infringement or unauthorized use or misappropriations, the Company may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more patent of the Company or any of its current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company's patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the Company's patents at risk of being invalidated or interpreted narrowly and could put its patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against the Company such as claims asserting that its patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. The Company cannot be certain that there is no invalidating prior art, of which it and the patent examiner were unaware during prosecution. For any patents and patent applications that it licenses from third parties, the Company may have limited or no right to participate in the defense of such licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, it would lose at least part, and perhaps all, of the patent protection on its current or future product candidates. Such a loss of patent protection could harm its business.

The Company may not be able to prevent, alone or with its licensors, misappropriation of its intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. The Company's business could be harmed if in litigation the prevailing party does not offer it a license on commercially reasonable terms. Any litigation or other proceedings to enforce its intellectual property rights may fail, and even if successful, may result in substantial costs and distract the management and other employees.

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

Because of the expense and uncertainty of litigation, it may conclude that even if a third-party is infringing its in-licensed patents, any patents that may be issued as a result of its future patent applications, or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of the Company or its stockholders. In such cases, the Company may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing the Company's ability to protect its products.

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the Company ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken the Company's ability to obtain new patents or to enforce patents that the Company has licensed or that it might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken the Company's ability to obtain new patents or to enforce patents that the Company has licensed or that it may obtain in the future.

The Company may not be able to protect its intellectual property rights throughout the world, which could impair its business.

Filing, prosecuting, and defending patents covering TYRVAYA Nasal Spray, OC-02 and any future product candidate throughout the world would be prohibitively expensive. Competitors may use the Company's technologies in jurisdictions where it has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where it may have or obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These unauthorized products may compete with the Company's products in such jurisdictions and take away the Company's market share where it does not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

The Company's reliance on third parties may require the Company to share its trade secrets, which increases the possibility that a competitor will discover them or that the Company's trade secrets will be misappropriated or disclosed.

Because the Company relies on third parties for a wide variety of services, including the manufacture of TYRVAYA Nasal Spray and the continuing development of TYRVAYA Nasal Spray and other product candidates, it must, at times, share trade secrets with them. The Company seeks to protect its proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose the Company's confidential information, including its trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by the Company's competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that the Company's proprietary position is based, in part, on its know-how and trade secrets, a competitor’s discovery of the Company's trade secrets or other unauthorized use or disclosure could impair its competitive position and may have an adverse effect on business and results of operations.

Despite the Company's efforts to protect its trade secrets, the Company's competitors may discover its trade secrets, either through breach of agreements with third parties, independent development or publication of information by any of the third-party collaborators. A competitor’s discovery of the Company's trade secrets could impair the Company’s competitive position and have an adverse impact on the Company’s business.

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

Intellectual property rights do not necessarily address all potential threats to the Company’s competitive advantage.

The degree of future protection afforded by the Company’s intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect its business, or permit the Company to maintain its competitive advantage. The following examples are illustrative:

•others may be able to make products that are similar to the Company's current and future product candidates it intends to commercialize that are not covered by the patents that the Company exclusively licensed and has the right to enforce;
•the Company, any of its future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that it owns;
•the Company or any of its future licensors might not have been the first to file patent applications covering certain of its inventions;
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
•the Company's competitors might conduct research and development activities in countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where the Company does not have patent rights, and then use the information learned from such activities to develop competitive products for sale in the Company's major commercial markets; and
•the Company may not develop additional proprietary technologies that are patentable.

If the Company's future trademarks and trade names are not adequately protected, then it may not be able to build name recognition in markets of interest and its business may be adversely affected.

The Company intends to use registered or unregistered trademarks or trade names to brand and market itself and its products. The Company's trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. The Company may not be able to protect its rights to these trademarks and trade names, which it needs to build name recognition among potential partners or customers in the markets of interest. At times, competitors may adopt trade names or trademarks similar to the Company's, thereby impeding its ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of the Company's registered or unregistered trademarks or trade names. Over the long term, if the Company is unable to establish name recognition based on its trademarks and trade names, then it may not be able to compete effectively and its business may be adversely affected. The Company may license its trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how trademarks and trade names may be used, a breach of these agreements or misuse of such trademarks and tradenames by the Company's licensees may jeopardize its rights in or diminish the goodwill associated with its trademarks and trade names. The Company’s efforts to enforce or protect its proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect its business, growth prospects, operating results and financial condition.

If the Company fails to comply with its obligations under any license, collaboration or other agreements, including its license agreement with Pfizer Inc., such agreements may be terminated, the Company may be required to pay damages and it could lose intellectual property rights that are necessary for the development and protection of its product candidates.

The Company currently and may in the future license from third parties certain intellectual property relating to current and future product candidates. If the Company breaches any material obligations, or uses the intellectual property licensed to it in an unauthorized manner, it may be required to pay damages and the licensor may have the right to terminate the license, which could result in the Company being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Specifically, the Company's license agreement with Pfizer can be terminated by Pfizer upon 60 days’ written notice for the Company's uncured material breach or 30 days following non-payment or immediately upon the Company's insolvency.

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
•the Company's right to transfer or assign the license, or to sublicense patents and other rights to third parties;
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
If the Company's current or future licensors are not fully cooperative or disagree with it as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If disputes over intellectual property that the Company licenses prevents or impairs its ability to maintain its licensing arrangements on acceptable terms, it may not be able to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on the Company's business.

In addition, certain of the Company's current or future agreements with third parties may limit or delay its ability to consummate certain transactions, may impact the value of those transactions, or may limit its ability to pursue certain activities.

In addition, even where the Company has the right to control the prosecution of patents and patent applications under a license from third parties, it may still be adversely affected or prejudiced by actions or inactions of its predecessors or licensors and their counsel that took place prior to the Company assuming control over patent prosecution.

The Company's acquired technologies and current or future licensed technology may be subject to retained rights. The Company's predecessors or licensors may retain certain rights under their agreements with the Company, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether the Company's predecessors or future licensors limit their use of the technology to these uses, and the Company could incur substantial expenses to enforce its rights to the Company's licensed technology in the event of misuse.
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

Risks Related to Government Regulation

The regulatory approval processes of the FDA and foreign regulatory authorities are highly complex, lengthy, and inherently unpredictable. If the Company is unable to obtain regulatory approval for its product candidates, or to do so in a timely manner, it will be unable to generate product revenue and its business will be substantially harmed.

The processes that must be followed to obtain approval by the FDA and foreign regulatory authorities to market a pharmaceutical product is highly complex and unpredictable, and typically takes many years following the commencement of clinical trials. A company’s ability to obtain such an approval, and the time necessary to obtain it, depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that the Company’s data is insufficient for approval and require additional preclinical, clinical or other data. Even if the Company eventually completes clinical testing and receives approval of any regulatory filing for its product candidates, the FDA and foreign regulatory authorities may approve its product candidates for a more limited indication or a narrower patient population than it originally requested.

Further, development of a company’s product candidates and/or regulatory approval may be impacted or delayed by events beyond its control. For example, events such as a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or the FDA’s diversion of resources to handle the SARS-CoV-2 virus pandemic public health emergency and pandemic, may result in significant reductions to the FDA’s budget, employees and operations, and could lead to slower response times and longer review periods, potentially affecting the Company’s ability to progress development of its product candidates or obtain regulatory approval for its product candidates. In addition, the impact of SARS-CoV-2 virus pandemic may cause the FDA to allocate additional resources to product candidates focused on treating related illnesses, which could lead to longer approval processes for the Company’s product candidates. Moreover, the Company’s competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that its product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by its competitors could delay or even prevent the FDA from approving any of the Company’s NDAs.

Applications for the Company’s product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or foreign regulatory authorities may disagree with the design, implementation, or results of the Company's clinical trials;
•the FDA or foreign regulatory authorities may determine that the Company’s product candidates are not safe and effective, are insufficiently effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude the Company’s obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which the Company seeks approval;
•the FDA or foreign regulatory authorities may disagree with the Company’s interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of the Company’s product candidates may not be sufficient to support the submission to obtain regulatory approval;
•the Company may be unable to demonstrate to the FDA or foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which the Company contracts for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or foreign regulatory authorities may significantly change in a manner rendering the Company’s clinical data insufficient for approval.

This complex and lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in the Company failing to obtain regulatory approval to market any of its product candidates, or a failure to obtain such approval in a timely manner, which could materially affect its business, financial condition, results of operations and growth prospects.

The Company may face difficulties in commercializing and achieving reimbursement of its products from changes to current regulations and future legislation.

In the U.S., the European Union and other jurisdictions there have been a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the Company's future results of operations. The Company cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If the Company is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if it is unable to maintain regulatory compliance, it may be unable to successfully commercialize its products, and may not achieve or sustain profitability.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (or collectively, the ACA), substantially affects the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that can reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been extensive judicial, Congressional and executive branch challenges to certain aspects of the ACA, as well as efforts and proposals to revise or repeal the law and its application, to control the prices at which pharmaceutical products are sold, and to implement other healthcare reform measures. Such efforts can be expected to continue in the future, but it is unclear what measures will be enacted or implemented, or how they might affect the Company's business.

In addition, other legislative and administrative changes have been adopted in the U.S. in recent years, and others continue to be proposed. These changes include reductions to payments made under the Medicare program. In addition, during 2021, the Biden administration proposed additional potential legislative and administrative actions to, among other things, reform drug pricing. These recent laws, administrative decisions and proposals, and any new ones that follow, may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on customers for the Company's products and product candidates, if approved, and accordingly, on the Company’s results of operations.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Company expects that the ACA, as well as other healthcare reform measures that have been adopted, or may be adopted in the future, could result in more rigorous healthcare insurance coverage criteria and in additional downward pressure on the price that the Company receives for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to generate revenue, attain profitability or commercialize its product candidates.

In the European Union and other countries, similar political, economic and regulatory developments may affect the Company's ability to profitably commercialize its product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase the Company's operating costs. In most EU member states, healthcare budgetary constraints have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers.
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

The US Government actively enforces laws and regulations regarding the promotion of pharmaceutical products.

The FDA and other US Government agencies strictly regulate the manner in which prescription products, such as TYRVAYA Nasal Spray, may be marketed. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In addition, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such laws, and the application of those laws, are complex and evolving.

If the Company is found to have improperly promoted the sale of TYRVAYA Nasal Spray, or its other product candidates, if approved, such as through the promotion of the off-label use of those products, or through kickbacks or fraud, or through any other conduct or activity deemed to be unlawful, then the Company may become subject to significant liability. For example, although the Company received marketing approval for TYRVAYA Nasal Spray as a treatment for the signs and symptoms of dry eye disease, physicians may nevertheless choose to prescribe the product for their patients in a manner that is inconsistent with the approved label. If the Company is found to have promoted such off-label uses, it may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If the Company cannot successfully manage the promotion of TYRVAYA Nasal Spray or other product candidates, if approved, it could become subject to significant liability, which would materially adversely affect business, growth prospects, operating results and financial condition.

The Company's employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

The Company is exposed to the risk that its employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers, vendors and other third parties with which it does business may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with federal and state health care fraud and abuse laws and regulations, FDA regulations, requirements to provide accurate information to the FDA, data privacy and security laws and requirements to accurately report financial information or data or to disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to the Company's reputation. Although the Company has adopted a code of business conduct and ethics with respect to its employees, agents and contractors, it is not always possible to identify and deter misconduct by these parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting it from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, the Company is a subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of its operations.

Obtaining and maintaining regulatory approval of the Company's product candidates in one jurisdiction does not mean that it will be successful in obtaining regulatory approval of its product candidates in other jurisdictions. The FDA and foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

Obtaining and maintaining regulatory approval of the Company's product candidates in one jurisdiction does not guarantee that it will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, although the FDA has approved TYRVAYA Nasal Spray for the treatment of signs and symptoms of dry eye disease in the U.S., comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of TYRVAYA Nasal Spray in those countries. In addition, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials, since clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that the Company intends to charge for its products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant difficulties and costs for the Company and could delay or prevent the introduction of TYRVAYA Nasal Spray or other product candidates, if approved, in certain countries. If the Company or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, then the Company’s target market will be reduced and its ability to realize the full market potential of TYRVAYA Nasal Spray or other product candidates, if approved, will be harmed.

In addition, the Company may choose to conduct international clinical trials. The acceptance of study data by the FDA or foreign regulatory authorities from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and could delay aspects of the Company's business plan, and result in the Company’s product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

The Company's business operations and current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third-party payors in connection with its current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose the Company to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of TYRVAYA Nasal Spray and any product candidates for which the Company obtains marketing approval. The Company's current and future arrangements with healthcare professionals, including physicians, clinical investigators, CROs, third-party payors and customers may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes its products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
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
•the federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Food Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Efforts to ensure that the Company's current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that the Company's business practices, including the provision of compensation for consulting services to physicians and other healthcare providers, some of whom may be in a position to recommend, purchase and/or prescribe TYRVAYA Nasal Spray and other product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If the Company's operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of the Company's operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if the Company is successful in defending against any such actions that may be brought against it, its business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom the Company expects to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

The Company has conducted clinical trials in countries other than the U.S., and may initiate additional such trials in the future. In addition, the Company has entered into the License Agreement with Ji Xing, a biotechnology company headquartered in Shanghai, China. The Company's business activities are subject to the US Foreign Corrupt Practices Act (FCPA) and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which it operates. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The Company's business is heavily regulated and therefore involves significant interaction with public officials, potentially including officials of foreign governments. Additionally, although TYRVAYA Nasal Spray is not yet approved for sale in any country other than the U.S., in many other countries, the healthcare providers who prescribe pharmaceuticals like TYRVAYA Nasal Spray are employed by their government, and the purchasers of pharmaceuticals are government entities. Therefore, any future dealings by the Company with these prescribers and purchasers may be subject to regulation under the FCPA.

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

In addition, the Company's products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of the Company’s products, or its failure to obtain any required import or export authorization for the Company's products, when applicable, could harm its international sales and adversely affect its revenue. Compliance with applicable regulatory requirements regarding the export of the Company's products may create delays in the introduction of its products in international markets or, in some cases, prevent the export of its products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If the Company fails to comply with export and import regulations and such economic sanctions, it may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of its products by, or in its decreased ability to export products to existing or potential customers with international operations. Any decreased use of the Company's products or limitation on its ability to export or sell access to its products could adversely affect the Company's business.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of the Company's business may rely, which could negatively impact its business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, its ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which the Company's operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed or approved, which could adversely affect the Company's business. For example, in recent years, including in 2013, 2018 and 2019, the U.S.

government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees for a time, and to stop critical activities.

Separately, in response to the SARS-CoV-2 virus pandemic, in March 2020, the FDA announced its intention to postpone most domestic and foreign inspections of manufacturing facilities and products and only restarted domestic inspections on a risk-based basis in July 2020. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the SARS-CoV-2 virus pandemic.

If such disruptions recur, or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process the Company's regulatory submissions, which could have a material adverse effect on its business. Further, in the Company's operations as a public company, future government disruptions or shutdowns could impact the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

If the Company fails to comply with environmental, health and safety laws and regulations, it could become subject to fines or penalties or incur costs that could have a material adverse effect on its business.

The Company and any contract manufacturers and suppliers it engages are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and waste; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. The Company’s operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Its operations also may produce hazardous waste. The Company generally contracts with third parties for the disposal of these materials and wastes. It cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the Company's use of hazardous materials, it could be held liable for any resulting damages, and any liability could exceed its resources. Under certain environmental laws, it could be held responsible for costs relating to any contamination at the Company's current or past facilities and at third-party facilities. It also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair the Company's research, product development and manufacturing efforts. In addition, the Company cannot entirely eliminate the risk of accidental injury or contamination from these materials or waste. Although the Company maintains workers’ compensation insurance to cover it for costs and expenses it may incur due to injuries to its employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. The Company does not currently maintain insurance for environmental liability or toxic tort claims that may be asserted against the Company in connection with storage or disposal of hazardous and flammable materials, including chemicals and biological materials. Accordingly, in the event of contamination or injury, it could be held liable for damages or be penalized with fines in an amount exceeding its resources, and its clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on business, financial condition, results of operations and growth prospects.

In addition, the Company may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Reliance on Third Parties

Any collaboration or partnership arrangements that the Company has or may in the future enter into may not be successful, which could adversely affect the Company’s ability to develop and commercialize its products.

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
•collaborators may not properly maintain or defend their intellectual property rights or may use their intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate their intellectual property or proprietary information or expose the Company to potential liability;
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
•collaborators may own or co-own intellectual property covering the Company's products that results from the collaboration, and in such cases, the Company might not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s activities may not be in compliance with applicable laws, potentially resulting in civil or criminal proceedings against the collaborator or the Company.

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

The Company's development programs and the potential commercialization of its product candidates will require substantial additional cash to fund expenses. The Company may seek to selectively form collaborations to expand its capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require the Company to incur non-recurring and other charges, to increase its near and long-term expenditures, to issue securities that dilute its existing stockholders, or to disrupt management and business.

For example, in August 2021, the Company entered into the License Agreement with Ji Xing, a biotechnology company headquartered in Shanghai, China, pursuant to which the Company has granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline) and OC-02 (simpinicline) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders, in the greater China region. Ji Xing will be responsible for the development, regulatory, manufacturing and commercialization activities and costs in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan. The success of the collaboration will be partially dependent on factors outside the Company’s control, including Ji Xing’s ability to successfully develop and commercialize the product candidates in the greater China region, as well as economic, industry and market conditions in the greater China region.

The Company would face significant competition in seeking additional appropriate collaborators for other products and regions, and the negotiation process for such agreements can be time-consuming and complex. Whether the Company reaches a definitive agreement for a collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or foreign regulatory authorities of the subject product candidate, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to the Company's ownership of intellectual property, and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available and whether such collaboration could be more attractive than the one with the Company for its product candidate. Further, the Company may not be successful in its efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

If and when the Company seeks to enter into future collaborations, it may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If the Company is unable to do so, it may have to curtail the development of a product candidate, reduce or delay its development program or one or more of its other development programs, delay its potential commercialization or reduce the scope of any sales and marketing activities, or increase expenditures and undertake development or commercialization activities at its own expense. If the Company elects to increase its expenditures to fund development or commercialization activities on its own, it may need to obtain additional capital, which may not be available to the Company on acceptable terms or at all. If the Company does not have sufficient funds, it may not be able to further develop its product candidates or bring them to market and generate product revenue.

The Company relies on third parties to conduct its clinical trials and those third parties may not perform satisfactorily, including the potential that they may fail to comply with trial protocols or regulatory requirements, and may fail to meet deadlines for the completion of such trials.

The Company relies on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct its current and potential future clinical trials of its product candidates, and the Company expects to continue to do so in the future. These third parties are not the Company's employees, and except for remedies available to the Company under its agreements with such third-party, it has limited ability to control the amount or timing of resources that any such third-party will devote to the Company's clinical trials. Some of these third parties may terminate their engagements with the Company at any time, potentially delaying the Company’s development activities.

The Company's reliance on these third parties for such development activities reduces its control over these activities but does not relieve the Company of its regulatory responsibilities. For example, the Company will remain responsible for ensuring that each of its clinical trials is conducted in accordance with the protocol for the trial, and with applicable regulations, including Good Clinical Practice (GCP) standards, and regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If the Company or any of its CROs fail to comply with applicable GCP and other requirements, the clinical data generated in the clinical trials may be deemed unreliable and the FDA and foreign regulatory authorities disregard the data or require the Company to perform additional clinical trials, which may delay or prevent the successful completion of the trial. The Company cannot provide assurance that a regulatory authority will determine that any of its clinical trials comply with GCP regulations. The Company also is required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties the Company relies on for these services may also have relationships with other entities, some of which may be the Company’s competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct the Company's clinical trials in accordance with regulatory requirements and the Company's stated protocols, then the Company will not be able to obtain, or may be delayed in obtaining, marketing approvals for its product candidates and will not be able to, or may be delayed in its efforts to, successfully commercialize its product candidates.

Risks Related to Ownership of Common Stock

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

The trading price of the Company's common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which it cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the state of the U.S. and global economy, and the potential impacts of the SARS-CoV-2 virus pandemic, may negatively affect the market price of the Company's common stock, regardless of its actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•regulatory or legal developments in the U.S. and other countries;
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
Holders of an aggregate of approximately 10,932,000 shares of the Company's common stock have rights, subject to certain conditions, to require it to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders. Sales of a substantial number of shares of the Company’s common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Company’s common stock. In addition, since January 1, 2021, the Company has filed registration statements on Form S-8 registering an aggregate of 3,153,239 shares of common stock that it may issue under its equity incentive plans and its employee stock purchase plan. As a result, shares registered under the registration statements on Form S-8 can be freely sold in the public market subject to the satisfaction of vesting arrangements and the exercise of such options and volume limitations applicable to affiliates.

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

As of December 31, 2021, the Company's executive officers, directors, holders of 5% or more of the Company's capital stock and their respective affiliates beneficially owned approximately 69.9% of its voting stock. As a result, this group of stockholders will have the ability to control all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of the Company's organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for the Company's common stock that investors may feel are in their best interest as one of the Company's stockholders. The interests of this group of stockholders may not always coincide with other stockholders' interests and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for the Company's common stock.

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

The Company cannot predict if investors will find its common stock less attractive because the Company may rely on these exemptions. If some investors find the Company's common stock less attractive as a result, there may be a less active trading market for the Company’s common stock and the Company's stock price may be more volatile.
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

In addition, the Company has been and will be required to incur costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, the Company is required to make a formal assessment of the effectiveness of the Company's internal control over financial reporting, and once it ceases to be an emerging growth company, it will be required to include an attestation report on internal control over financial reporting issued by the Company's independent registered public accounting firm. Efforts to document, evaluate and maintain the Company's internal control over financial reporting, have been and will continue to be both costly and challenging. The Company will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of its internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

The Company's operations, and those of its CROs, CMOs, suppliers, and other third-party contractors and consultants upon which the Company relies, could be subject to wildfires, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war (including trade wars), political instability or other conflicts, and other natural or man-made disasters or other events outside of the Company's control that could disrupt business. The occurrence of any of these business disruptions could seriously harm the Company's operations and financial condition and increase its costs and expenses. For example, the Company relies on third-party manufacturers to produce TYRVAYA Nasal Spray and its other product candidates. The Company's ability to obtain supplies of TYRVAYA Nasal Spray and its other product candidates, or other necessary supplies, could be disrupted if the operations of the Company’s suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to the Company’s corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause the Company to cease or delay the marketing of TYRVAYA Nasal Spray, or the development of some or all of its product candidates. Although the Company maintains property damage and business interruption insurance coverage, the insurance might not cover all losses under such circumstances and the Company's business may be seriously harmed by such delays and interruptions.

If securities or industry analysts do not continue to publish research or reports, or if they publish adverse or misleading research or reports regarding the Company, its business or its market, the stock price and trading volume could decline.

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

The Company's disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

The Company has designed its disclosure controls and procedures, including new controls and processes that have been implemented upon the Company’s transition from a clinical-stage entity to a commercial-stage company, to reasonably assure that information it must disclose in reports it files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located in Princeton, New Jersey, where it leases 12,007 square feet of office space pursuant to an amended lease agreement that expires on July 31, 2022. During the year ended December 31, 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey and a lease agreement for office space in Boston, Massachusetts.
For more information on the Company's lease agreements, see Item 15 — Note 11, Leases.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been listed on the Nasdaq Global Select Market under the symbol “OYST” since October 31, 2019.

Holders of Common Stock

As of January 31, 2022, there were approximately 86 holders of record of the Company's common stock. The approximate number of holders is based upon the actual number of holders registered in the Company's records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors”, in Part I, Item 1A of this Annual Report on Form 10-K, the Company's actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

The discussion and analysis below has been organized as follows:

•Executive summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;
•Components of operating results and results of operations, including an explanation of significant differences between the periods presented in the specific line items of the statements of operations;
•Financial condition addressing the Company's liquidity position, sources and uses of cash, capital resources and requirements, commitments; and
•Critical accounting policies, significant judgements and use of estimates which are most important to both the portrayal of the Company's financial condition and results of operations.

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

The Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $1.2 million for the year ended December 31, 2021. The Company expects its product revenue to increase if it gains market share and TYRVAYA Nasal Spray obtains insurance coverage from third-party payors. The Company generated net losses of $100.7 million and $70.5 million for the years ended December 31, 2021, and 2020, respectively, and had an accumulated deficit of $255.4 million as of December 31, 2021. The Company has historically financed its operations primarily through the sale and issuance of its securities. However in the second half of 2021, the Company secured debt capital in the form of a long-term credit facility to finance its operations. The Company expects that its operating expenses will increase as it expands its commercialization of TYRVAYA Nasal Spray, advances its other product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization of its other product candidates, acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio, and hires additional personnel.

Significant Events

FDA Approval of TYRVAYA Nasal Spray

On October 15, 2021, TYRVAYA Nasal Spray was approved by the FDA for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray is the first and only nasal spray approved for the treatment of dry eye disease. TYRVAYA Nasal Spray is believed to bind to cholinergic receptors to activate the trigeminal parasympathetic pathway resulting in increased production of basal tear film as a treatment for dry eye disease. TYRVAYA Nasal Spray is a highly selective cholinergic agonist delivered twice daily as a multidose, aqueous nasal spray into each nostril to activate basal tear production.

Nasal spray administration provides a new way to treat dry eye disease without administering medication onto an already irritated ocular surface.

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches: the first $45 million tranche was funded on August 10, 2021, the second $50 million tranche was funded on November 4, 2021 following the FDA approval of TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease, and the third $30 million tranche may be funded on or prior to June 30, 2023, at the option of the Company, upon the Company having received at least $40 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period prior to March 31, 2023, among other conditions.

On October 19, 2021, the Company entered into a waiver and amendment to the Credit Agreement to waive certain labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and to make certain other amendments thereto, subject to the terms and conditions contained therein. Additionally, commencing with the fourth full fiscal quarter after the regulatory approval of TYRVAYA Nasal Spray, the amount of the principal to be repaid will be increased to $10 million if (i) the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred.

Ji Xing License and Collaboration Agreement

On August 5, 2021, the Company entered into the License Agreement with Ji Xing, a biotechnology company headquartered in Shanghai, China and backed by RTW. Pursuant to the License Agreement, the Company has granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) and OC-02 (simpinicline) nasal sprays, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. Ji Xing will be responsible for the development, regulatory, manufacturing and commercialization activities and all related costs in the greater China region, including mainland China, Hong Kong Special Administrative Region, Macau Special Administrative Region, and Taiwan. The Company is responsible for supplying the drug substance and finished products of OC-01 (varenicline solution) and OC-02 (simpinicline) for Ji Xing's clinical development at quantities agreed by the parties for a period of up to twelve months, subject to one or more separate supply agreements as contemplated by the License Agreement. In August 2021, the Company recognized $17.9 million of revenue in connection with the License Agreement, which is inclusive of 397,562 of Ji Xing senior common shares valued at $0.4 million and $17.5 million in cash consideration. In October 2021, the Company received an additional 397,561 senior common shares of Ji Xing valued at $0.4 million and a $5.0 million development milestone payment following the FDA approval of TYRVAYA Nasal Spray which occurred on October 15, 2021. Per the License Agreement, the

Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02 and based on royalty rates between 10% and 20%.

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

Enrollment of First Subject in the OLYMPIA Phase 2 Clinical Trial of TYRVAYA Nasal Spray for Patients with Neurotrophic Keratopathy

In June 2021, the Company announced enrollment of the first subject in the OLYMPIA Phase 2 clinical trial of TYRVAYA Nasal Spray for the treatment of Stage 1 Neurotrophic Keratopathy (NK). Enrollment is expected to be completed in 2022.

Pipeline Expansion with Enriched Tear Film (ETF™) Gene Therapy to Target Ophthalmic Diseases

In June 2021, the Company announced the expansion of its pipeline with the introduction of its proprietary ETF™ gene therapy and proof-of-concept in vivo study results from it first gene therapy candidate, OC-101. Preclinical study results from a 42-day proof-of-concept in vivo study demonstrated that a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector that delivers the human Nerve Growth Factor (NGF) gene produced a statistically significant increase of NGF in tear film, as compared to control. Preclinical study results also demonstrated that following AAV transduction of the lacrimal gland, cholinergic activation with TYRVAYA Nasal Spray produced a statistically significant increase of NGF levels in tear film of a rabbit model, as compared to control, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. No macroscopic or microscopic safety findings were observed associated with either the intralacrimal gland administration of OC-101 or intranasal administration of TYRVAYA Nasal Spray. Additional preclinical studies with this gene therapy approach are currently underway.

Research Collaboration with Adaptive Phage Therapeutics, Inc. to Target Ophthalmic Diseases

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay potential development and regulatory milestones, as well as potential sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the research collaboration agreement, which was included in research and development expense during the year ended December 31, 2021. The Company has not exercised the option granted under the agreement as of December 31, 2021. Preclinical studies investigating potential indications are underway.

The Impact of the SARS-CoV-2 Virus Pandemic

The Company does not believe its financial results were significantly affected by the SARS-CoV-2 virus pandemic during the year ended December 31, 2021. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic as it initiated commercialization of the TYRVAYA Nasal Spray, including potential supply-chain challenges, and the potential impact on its trials, expected timelines and costs, as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the industry. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees and investing in personal protective equipment for the future return to the office. With the surge of the Delta and Omicron variants of the virus across the U.S. during the second half of 2021 and early 2022, the Company postponed its plans for a voluntary return to the office for its employees until March 2022. The Company’s sales force is primarily working in-person and has been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions about voluntary reopening in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

The Company continues to evaluate and develop pipeline candidates for the potential treatment of various medical indications. The ongoing SARS-CoV-2 virus pandemic may impact access to supplies necessary to conduct preclinical studies, cause delay to the timelines to initiate or complete in vitro or in vivo animal studies or may indirectly impact the operations of third parties that are necessary for the Company to advance preclinical projects. If the SARS-CoV-2 virus pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timelines, which could adversely affect its business, financial condition and results of operations.

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Components of Operating Results

Revenue

Product Revenue, Net — The Company commenced generating product revenue from the sales of TYRVAYA Nasal Spray in November 2021, following the FDA approval on October 15, 2021, for the treatment of signs and symptoms of dry eye disease. Revenues from product sales are recognized net of variable consideration due to rebates, chargebacks, trade discounts and allowances, sales returns, and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, actual utilization data, forecasted payor mix, total prescriptions and industry data. The Company expects product revenue to increase if it gains market share and TYRVAYA Nasal Spray obtains insurance coverage from third-party payors.

License Revenue - Related Party — Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical product candidates, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders. The Company recognizes license revenue when the licensee has the ability to direct the use of and benefit from the licensed intellectual property.

Milestone Revenue - Related Party — Under the License Agreement, the Company is eligible to receive development- and sales-based milestone payments that are tiered based on future net sales of OC-01 and OC-02 in the greater China region. The Company recognizes development and sales-based milestone revenue when the development and sales milestones occur.

Cost of Product Revenue

Cost of product revenue includes material costs, direct and indirect third-party manufacturing costs, freight, royalties, reserves for excess, damaged and obsolete inventory, and other manufacturing overhead costs. Prior to FDA approval on October 15, 2021, the cost of manufacturing TYRVAYA Nasal Spray, including the build-up of anticipated launch product, was expensed as research and development expense and therefore the cost of product revenues associated with any pre-approval inventory will be lower until the Company fully turns over product manufactured during that period.

Sales and Marketing Expenses

Sales and marketing expenses consist of expenses to develop the Company's commercialization program for TYRVAYA Nasal Spray.
Sales and marketing expenses consist primarily of the following:

•payroll-related expenses, including salaries, bonuses, employee benefits and stock-based compensation expense for employees focused on sales and marketing efforts and sales commissions (payroll-related expense)
•conference and trade shows, external marketing activities and promotional samples
•expenses related to developing the patient service programs and payor access strategy
•recruiting, travel and training expenses; and
•rent, office equipment, utilities, and information technology costs.

The Company anticipates that its sales and marketing expenses will increase as a result of continuing commercialization efforts of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses are expenditures to administer the business and are not related to the production or sale of goods or services.

General and administrative expenses consist primarily of the following:

•certain payroll-related expenses, including salaries, bonuses, employee benefits and stock-based compensation expense (payroll-related expense);
•professional fees for legal, consulting services, auditing, accounting and tax services, investor and public relations, and insurance;
•rent, office equipment, utilities, and information technology costs;
•medical affairs; and
•other general operating expenses not otherwise classified as research and development expenses or sales and marketing expenses.

The Company anticipates that its general and administrative expenses will increase as a result of expanded infrastructure, higher consulting, legal and accounting services costs as it continues to expand its commercial operations.

Research and Development Expenses

The Company’s research and development expenses consist of expenses incurred in connection with the development of its product candidates. These expenses consist primarily of:

•payroll-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expense for employees dedicated to the Company’s research and product development (payroll-related expense);
•fees paid to third parties to conduct certain research, development activities and investigator-initiated trials on the Company’s behalf and consulting costs;
•costs related to acquiring and manufacturing clinical trial materials and costs for manufacturing of pre-approval inventory of the product candidates under development; costs related to testing of preproduction samples, prototypes and models;
•costs for laboratory facilities and supplies, product acquisition and certain license costs; and
•costs related to regulatory compliance requirements.

The Company expenses both internal and external research and development expenses as they are incurred.

The Company does not allocate its costs by product candidate, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, laboratory supplies, and external costs, such as fees paid to third parties to conduct research and development activities on the Company's behalf. Several of the Company's departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The Company tracks its research and development expenses by type of activity: clinical and preclinical, chemistry, manufacturing and controls (CMC), and other costs.

The Company expects to continue incurring research and development expenses, as it seeks to initiate additional clinical trials for its product candidates, complete its clinical programs, and prepare for the potential regulatory approval of these product candidates. Predicting the timing or cost to complete the Company’s clinical programs or validation of its commercial manufacturing and supply processes is difficult, and delays may occur because of many factors, including factors outside of the Company’s control. For example, if the FDA or other regulatory authorities were to require the Company to conduct clinical trials beyond those that it currently anticipates, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, the Company is unable to predict with any certainty when or if its product candidates will receive regulatory approval.

Interest Expense

The Company incurs interest expense in connection with the Credit Agreement. The interest expense includes contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs.

Other Income, Net

Other income, net, consists primarily of changes in fair value of the embedded derivative, which was recorded in connection with the Company entering into the Credit Agreement and interest income earned on money market funds, which are included in cash and cash equivalents on the Company's balance sheets.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020
Revenue:
Product revenue, net	1,153	$—	1,153	100%
Milestone revenue - related party	5,000	—	5,000	100%
License revenue - related party	18,386	—	18,386	100%
Total revenue	$24,539	$—	$24,539	100%
Cost of product revenue	1,525	—	1,525	100%
Operating expenses:
Sales and marketing	54,622	9,873	44,749	453%
General and administrative	40,813	21,305	19,508	92%
Research and development	24,234	39,811	(15,577)	(39)%
Total operating expenses	119,669	70,989	48,680	69%
Loss from operations	(96,655)	(70,989)	(25,666)	36%
Other income (expense):
Interest expense	(3,734)	—	3,734	100%
Other income, net	(270)	469	(739)	(158)%
Total other income (expense), net	(4,004)	469	(4,473)	(954)%
Net loss and comprehensive loss	$(100,659)	$(70,520)	$(30,139)	43%

Product Revenue, Net

Product revenue, net was $1.2 million for the year ended December 31, 2021, and was related to sales of TYRVAYA Nasal Spray, which was launched in November 2021. The Company did not generate any revenues from product sales during the year ended December 31, 2020.

Milestone Revenue – Related Party

Milestone revenue for the year ended December 31, 2021, was $5.0 million. Pursuant to the license agreement with Ji Xing, the Company recognized $5.0 million in milestone revenue upon FDA approval of TYRVAYA Nasal Spray. The Company had no milestone revenue during the year ended December 31, 2020.

License Revenue – Related Party

License revenue for the year ended December 31, 2021 was $18.4 million and consisted of $17.5 million recognized in connection with the License Agreement with Ji Xing and the receipt of non-cash consideration of senior common shares of Ji Xing with a fair value of $0.9 million. The Company had no license revenue during the year ended December 31, 2020.

Cost of Product Revenue

Cost of product revenue for the year ended December 31, 2021 was $1.5 million. Cost of product revenue mainly consisted of third-party manufacturing costs, a reserve for inventory obsolescence, damaged goods and product royalty expenses. The cost of product revenue includes a reserve for inventory obsolescence of $0.9 million. In preparation of the commercial launch, the Company expensed to research and development expense all material costs related to inventory produced prior to the FDA approval date of TYRVAYA's Nasal Spray on October 15, 2021 (pre-approval inventory). Because pre-approval inventory was charged to research and development expense, the unit cost of product revenue will be lower until the Company fully utilizes product manufactured prior to the FDA approval date of TYRVAYA Nasal Spray. The Company anticipates selling the pre-

approval inventory by the end of 2022. The Company may allocate some of the expensed pre-approval inventory as samples in future reporting periods. The Company started expensing the pre-approval inventory in 2020 and recorded approximately $4.3 million and $3.5 million as research and development expense related to such pre-approval inventory during the years ended December 31, 2021, and 2020, respectively.

Sales and Marketing

Sales and marketing expense increased by $44.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to higher payroll-related expenses of $24.6 million, inclusive of sales commission expense, as well as an increase in stock-based compensation of $1.7 million, both of which were primarily driven by onboarding a commercial field force in the second half of 2021. The Company incurred higher commercial, marketing, market access, and other expenses of $20.1 million in anticipation of, and in connection with, the U.S. launch of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $19.5 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by additional payroll-related expenses of $9.8 million due to an increase in headcount to support the Company's commercial infrastructure, inclusive of an increase in stock-based compensation of $2.8 million. The Company also incurred higher other general and administrative expenses of $9.7 million related to accounting, medical affairs and other professional expenses, information technology costs and facilities. The increase in other general and administrative expense was driven by the Company's transitioning from a clinical-stage to a commercial stage company.

Research and Development Expenses

Research and development expenses decreased by $15.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to the completion of the ONSET-2 Phase 3 clinical trial for TYRVAYA Nasal Spray in May 2020. In addition, in December 2020, the Company paid a filing fee and shortly after filed a request for a refund of $2.9 million to the FDA under the Prescription Drug User Fee Act (PDUFA) in conjunction with the filing of its New Drug Application for TYRVAYA Nasal Spray. The Company recorded the filing fee in research and development expense in the year ended December 31, 2020, and subsequently recorded the refund received as a reduction in other research and development expense during the year ended December 31, 2021.

Interest Expense

The Company incurred $3.7 million of interest expense during the year ended December 31, 2021, which primarily related to the Credit Agreement with OrbiMed. Interest expense for the year ended December 31, 2021, includes contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs.

Other Income, net

Other income, net, consisted primarily of changes in fair value of the embedded derivative, which was recorded in connection with Company entering into the Credit Agreement with OrbiMed during the year ended December 31, 2021. Other income, net, consisted primarily of interest income earned on money market funds during the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

The Company's principal sources of liquidity include cash on hand and borrowings under the Company's Credit Agreement with OrbiMed. As described in Note 10, Long-term Debt, to the Company's financial statements, the Company entered into a $125 million term loan credit facility with OrbiMed in August 2021. The Company drew upon the first and second tranches of the credit facility in the aggregate amount of $95.0 million and received proceeds of $90.1 million, net of debt discount and issuance costs during the year ended December 31, 2021. The Company has $30.0 million remaining under the credit facility, which may be funded, at the option of the Company, on or prior to June 30, 2023, upon the Company having received at least $40 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period prior to March 31, 2023, among other conditions.

On May 19, 2020, the Company completed a follow-on public offering selling 4,312,500 shares of common stock at a price to the public of $28.00 per share. The net proceeds from the offering were $112.6 million.

As of December 31, 2021, and 2020, the Company had cash and cash equivalents of $193.4 million and $192.6 million, respectively.

The Company is party to an at-the-market sales agreement with Cowen and Company, LLC (Agent), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100 million from time to time through the Agent. As of December 31, 2021, the Company had not sold any shares of common stock pursuant to the sales agreement and $100.0 million in shares remained available under the sales agreement.

Future Funding Requirements

Based on the current business plan, management believes that its available cash and cash equivalents will be sufficient to fund the Company's planned operations for at least 12 months from the filing date of this Annual Report on Form 10-K.

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $100.7 million and $70.5 million for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $255.4 million as of December 31, 2021, respectively. The Company historically financed its operations primarily through the sale and issuance of its securities, however in the second half of 2021, the Company secured debt capital in the form of a long-term credit facility to finance its operations. The Company also entered into a license and collaboration agreement with Ji Xing in the second half of 2021 whereby it recognized $18.4 million of license revenue, which was inclusive of senior common shares of Ji Xing with the fair value of $0.9 million. The Company is also eligible to receive additional development and sales-based milestone payments and royalties from Ji Xing in future periods. On October 15, 2021, the Company's first product, TYRVAYA Nasal Spray, was approved by the FDA for treatment of signs and symptoms of dry eye disease. The Company commenced commercial shipments of TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $1.2 million for the year ended December 31, 2021.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the ability to secure sufficient capital to fund operations, competition from other companies’ products, the availability and sufficiency of third-party payor coverage and reimbursement, compliance with law and government regulations, the ability to develop and bring to market new products, protection of proprietary technology, and dependence on third parties and key personnel. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

The future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray, its ability to draw on the $30 million third tranche of the long-term credit facility, as further described in Note 10, Long-term Debt, and raise additional capital through equity offerings or other collaborative or strategic arrangements. The Company’s ability to draw on the third tranche is contingent upon achieving at least $40 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and upon no improper promotional event having occurred, among other conditions.

The Company anticipates that it will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•the cost and timing associated with commercializing TYRVAYA Nasal Spray, including the costs and timing associated with marketing activities, patient services, obtaining third-party payor coverage and reimbursement and maintaining regulatory compliance;
•the scope, timing, rate of progress and costs of the Company's drug discovery efforts, preclinical development activities, laboratory testing, clinical trials and regulatory review for the Company's product candidates, and the cost and timing associated with commercializing such product candidates, if they receive regulatory approval;
•the scope and costs of development and commercial manufacturing activities;
•the extent to which the Company acquires or in-licenses other product candidates and technologies;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing the Company's intellectual property rights and defending intellectual property-related claims;
•the Company's ability to establish and maintain collaborations on favorable terms, if at all;
•its efforts to enhance operational systems and the Company's ability to attract, hire and retain qualified personnel, including personnel to support the commercialization of TYRVAYA Nasal Spray and the development and the sale of additional products, following FDA approval;
•the Company's implementation of operational, financial and management systems;
•any current or future potential effects of the SARS-CoV-2 virus pandemic on the Company's business, operations, preclinical and clinical development and commercialization timelines and plans; and
•the costs associated with being a public company.

A change in the outcome of any of these or other variables with respect to the commercialization of TYRVAYA Nasal Spray or development of any of the Company's product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

Adequate funding may not be available to the Company on acceptable terms or at all, and any uncertainty and volatility in capital markets caused by the SARS-CoV-2 virus pandemic, or other events may negatively impact the availability and cost of capital. The Company's failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce, or eliminate certain commercial expenses, including in selling, general and administrative expenses, as well as delay, reduce, or eliminate one or more of its research or development programs. The Company may also be required to sell or license to others rights to its product candidates in certain territories or indications that it would prefer to develop and commercialize itself. The Company may seek to raise capital through private or public equity or debt offerings, or collaborative and other arrangements. If the Company chooses to enter into collaborations and other arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize the product candidates or may have other terms that are not favorable to the Company, which could materially affect its business, results of operation and financial condition.

See the section of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with the Company's substantial capital requirements.

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020	$ Change
Net cash (used in) provided by:
Operating activities	$(89,370)	$(58,399)	$(30,971)
Investing activities	(1,485)	(700)	(785)
Financing activities	91,642	112,547	(20,905)
Net increase in cash, cash equivalents and restricted cash	$787	$53,448	$(52,661)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2021, was $89.4 million, which was due to net loss, adjusted for non-cash items, in the amount of $86.4 million and higher working capital needs in the amount of $3.0 million. The higher working capital needs were primarily driven by the Company's commercial launch of TYRVAYA Nasal Spray in November 2021, which resulted in higher inventory, accounts receivable and prepaid expense balances of a total value of $19.4 million, partially offset by an increase in accounts payable and accrued expenses of a total value of $16.9 million.

Net cash used in operating activities during the year ended December 31, 2020, was $58.4 million, which was due to net loss, adjusted for non-cash items, in the amount of $63.1 million, partially offset by lower working capital needs in the amount of $4.7 million. The lower working capital needs were primarily driven by the timing of payments for accrued expenses and accounts payable.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, related to payments for the laboratory equipment, as well as equipment to be used in manufacturing.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $20.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to lower net proceeds generated from the Company's net borrowings under the Credit Agreement during 2021 compared to the net proceeds received from the Company's follow on offering in 2020.

Contractual Obligations and Commitments

Long-Term Debt

In connection with the Credit Agreement and as further described in Note 10, Long-term Debt, the Company is required to make certain contractual payments in future periods. The Credit Agreement matures on August 5, 2027 and the loan is structured for full principal repayment at maturity.

The following table identifies the Company's obligations under the Credit Agreement as of December 31, 2021 (in thousands):

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt Principal	$—	$—	$—	$95,000	$95,000
Exit Fee	—	—	—	5,700	5,700
Contractual Interest on debt	8,187	16,397	16,374	4,867	45,825
Revenue Sharing Fee (a)	207	—	—	—	207
Total obligations	$8,394	$16,397	$16,374	$105,567	$146,732

(a) — The Revenue Sharing Fee is currently capped at $19 million as of December 31, 2021. The timing of future remaining payments in connection with the Revenue Sharing Fee will vary and will be based on the Company's net sales of OC-01, as defined in the Credit Agreement, through August 2027, the maturity of the Credit Agreement.

Lease Obligations

In August 2021, the Company entered into a lease agreement for office space in Boston, Massachusetts for a five-year term beginning on December 3, 2021 and ending on November 30, 2026. Total future minimum lease payments under this lease are $2.7 million as of December 31, 2021 with the first lease payment made on December 1, 2021.

In February 2021, the Company entered into a lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under this agreement are $0.3 million as of December 31, 2021.

Purchase Commitments

As of December 31, 2021, the Company has non-cancelable commitments for the purchase of raw materials, packaging, and product manufacturing costs of approximately $9.0 million for the year ending December 31, 2022. No purchase commitments have been made beyond year 2022.

Manufacturing and Supply Commitments

In July 2021, the Company entered into a manufacturing and supply agreement with a CMO to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company is to pay a minimum capacity reservation fee in the amount of $2.5 million during each of the years ending December 31, 2021, 2022 and 2023. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. The Company paid the $2.5 million minimum capacity reservation fee during the year ended December 31, 2021.

Critical Accounting Policies, Significant Judgments and Use of Estimates

The Company's financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires the application of appropriate technical accounting principles and guidance as well as the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues earned and expenses incurred during the reporting periods. These estimates are based on the Company's historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are summarized in Item 15 — Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The future effects of the SARS-CoV-2 virus pandemic on the Company's results of operations, cash flows, and financial position are unclear, however the Company believes it has used reasonable estimates and assumptions in preparing its financial statements. The Company's critical accounting policies include revenue recognition, (including gross to net revenue deductions, as described below), fair value measurements, stock-based compensation, and income taxes.

Revenue Recognition

Revenue — The Company recognizes revenue based on transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized when the Company transfers control of a good or service to the customer in an amount that reflects the transaction price allocated to the distinct goods or services.

U.S. GAAP provides a five-step model for recognizing revenue from contracts with customers:

1.Identify the contract with the customer
2.Identify the performance obligations within the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations
5.Recognize revenue when (or as) the performance obligations are satisfied

The Company entered into a third-party logistics distribution agreement (the 3PL Agreement) to engage a logistics distribution agent (the 3PL Agent) to distribute the Company’s products to its customers. The 3PL Agent provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. Revenue is recognized upon transfer of control of the product to the customer.

During the second half of 2021, the Company applied for mandatory distribution licenses that some states require in order for the Company to sell its product throughout the U.S. In order for the Company to execute sales in the U.S. prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the Title Company) entered into a Title Model Addendum (the Addendum) to the 3PL Agreement so that the Title Company may purchase and take title to the product and sell the product to the wholesale distributors who have contracted to purchase the product from the Company. Although under the Addendum the Title Company takes title to the product, the economic substance of the transaction provides that the Title Company does not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, the Company does not recognize revenue on the transfer of the goods until the goods are sold from the Title Company to the wholesalers.

In November 2021, the Company obtained all of the necessary state distribution licenses to sell its products throughout the U.S. and, after a customary period of notice to the Title Company, intends to cease using the Addendum process in the first quarter of 2022.

Product Revenue and Gross to Net Deductions —The Company generally sells products to distributors at wholesale acquisition cost (WAC) subject to gross to net (GTN) deductions. The WAC charged to customers is considered fixed consideration as the WAC is a fixed price that is readily determinable on the invoice to distributors. The Company applies the practical expedient allowed under the ASC 606 "Revenue from Contracts with Customers" and accounts for shipping and handling costs as fulfillment activities which are recorded as operating expenses in the Company's statements of operations and comprehensive loss. GTN deductions are considered variable consideration which refer to pricing adjustments from the gross price or the WAC charged to customers to the net sales recognized. These GTN deductions are recognized within the same period as gross sales are recorded, and the Company has determined these items to be variable consideration that will require estimation at the time of sale. The following are the typical GTN deductions the Company applies to the sales price at the time of the sale of its product:

Prompt Pay Discount — The Company offers cash discounts to its distributors, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount.

Chargebacks — The Company participates in programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge the Company the difference between their acquisition cost and the lower program price. The Company records chargebacks as a reduction to the accounts receivable account on the Company's balance sheet.

Product Returns — Estimated returns for products are determined after considering information provided by external sources, and other factors such as estimated levels of inventory in the distribution channel and projected demand, introductions of generic products, and introductions of competitive new products. The estimated amount for product returns is included in current liabilities on the Company's balance sheet

Distribution Service Fees — The Company records service fees paid to its wholesaler customers for distribution and inventory management services as a reduction to revenue. The Company accrues estimated service fees based on contracted terms. Accrued service fees are recorded as a reduction to the accounts receivable account on the Company's balance sheet.

Bridge Offer and Co-Pay Offer — The Company established patient support programs to help offset patients’ out of pocket costs. The Bridge Offer program is for patients who are commercially insured and waiting on coverage; The Co-Pay Offer program is for patients who are commercially insured with coverage. The Company’s patient support programs are administered by a third-party copay vendor, which generates GTN deductions in the form of pharmacy redemptions. The estimated cost of pharmacy redemptions is included in accrued expenses and other current liabilities on the Company's balance sheet. Any prepayments by the Company to the vendor are included in prepaid expenses on the Company's balance sheet.

Managed Care and Medicare Part D Rebates — These rebates represent programs to lower the overall cost of prescription drugs of covered patients and are based on contracted discount rates and administration fees. The rebates are amounts owed after the final dispensing of the product by a pharmacy to a benefit plan participant. The rebates are paid by the Company on a monthly or quarterly basis to managed care organizations and pharmacy benefit managers. The estimated accrual is included in accrued expenses and other current liabilities on the Company’s balance sheet.

Various Government Rebates — The Company participates in certain federal and state government rebate programs such as Medicaid and Tricare. These programs require the Company to enter into, and have in effect, a national rebate agreement with the U.S. Secretary of the Department of Health and Human Services in exchange for coverage of the Company’s product. These rebates are paid by the Company on a quarterly basis based on actual claims. The Company also pays 70% of the cost of the product, when the Medicare Part D beneficiaries are in the coverage gap. The estimated amount of unpaid or unbilled Medicaid, Tricare and Coverage Gap rebates are included in accrued expenses and other current liabilities on the Company's balance sheet.

Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis - In connection with entering into the License Agreement with Ji Xing, the Company received senior common shares of Ji Xing (Investment), which were accounted for as a non-marketable equity investment. The Investment requires management to make assumptions and apply judgement to estimate fair value, and is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an identical or similar investment of Ji Xing.

Long-term Debt and Loan Commitments — The Company entered into the Credit Agreement for a term loan facility in an aggregate principal amount of $125 million. This credit facility provides loan commitments for multiple tranches of loans available to be drawn at various time intervals and based on certain conditions precedent. Loans that are drawn under the credit facility contain several financial and non-financial covenants, which if not met, may trigger mandatory early redemptions of the loans. In addition, the debt instruments contain contingent and non-contingent fees such as an early prepayment fee, an exit fee, a buyout amount and a revenue sharing fee plus several embedded features that may meet the criteria to be accounted for as embedded derivatives (see paragraph below). The bifurcation of certain embedded derivatives creates a discount on the carrying amount of the long-term debt, which together with an original issue discount and deferred financing costs, is amortized via the effective interest method under ASC 835-30, Interest – Imputation of Interest. The many embedded features and requirements for the payments of contingent and/ or non-contingent fees included in the debt instruments requires significant judgment and assessments of the facts and circumstances in order to properly account for the debt instruments.

Embedded Derivative — The Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee, which was evaluated under ASC 815-40, Derivatives and Hedging, and determined to be an embedded derivative liability. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with other fees and payments required under the term loan. The embedded derivative asset is classified as a Level 3 financial liability in the fair value hierarchy as of December 31, 2021. The valuation method for the embedded derivative includes certain unobservable Level 3 inputs including revenue projections, probability and timing of future cash flows, probability of regulatory approval, discount rates and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded as other income, net in the Company’s statements of operations and comprehensive loss.

Stock-Based Compensation

The Company offers stock-based compensation its employees and directors in the form of stock options and restricted stock units (RSUs). In addition, and effective April 1, 2021, the Company established its first offering period under the Employee Stock Purchase Plan (ESPP). Stock-based compensation expense related to the rights to exercise stock options and purchase rights issued under the ESPP, is based on the Black-Scholes option-pricing model, which is used to measure the fair value of the estimated number of stock options and ESPP awards that are expected to vest. Stock-based compensation expense is recognized using the straight-line method over the vesting period for stock options and over the offering period for ESPP awards.
The determination of the grant date fair value of stock options and shares purchased under the ESPP is affected by the estimated fair value of our common stock as well as other assumptions and judgments, which are estimated as follows:
•Expected term. The expected term for stock options is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the mid-point between the vesting date and the end of the contractual term. The expected term for ESPP is the beginning of the offering period to the end of each offering period.

•Expected volatility. As the Company has a limited trading history of its common stock, the expected volatility is estimated based on the third quartile of the range of the observed volatilities for comparable publicly traded biotechnology and pharmaceutical related companies over a period equal to the expected term of the stock option grants or in the case of ESPP awards, over the period equal to the length of the offering period. The comparable companies are chosen based on industry, stage of development, size and financial leverage of potential comparable companies.

•Risk-free interest rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the term of the stock award or the ESPP offering period.

•Expected dividend rate. The Company has not paid and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be zero.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method whereby deferred tax asset and liability amounts are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The differences are measured using the enacted tax rates and laws that are in effect for the year in which they are expected to affect taxable income. Valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.

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

As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether the factors underlying the more-likely-than-not threshold assertion have changed and the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. The Company's policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) permits an “emerging growth company” such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, the Company has chosen to irrevocably “opt out” of such extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Recent Accounting Pronouncements

For a summary of recently issued accounting guidance applicable to the Company, see Item 15 — Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As discussed in Item 15 — Note 10, Long-term Debt, on August 5, 2021, the Company entered into a variable rate long-term Credit Agreement, which subjects it to the risk of loss associated with movements in market interest rates. As of December 31, 2021, a 1% increase in interest rates would result in additional interest expense of approximately $1 million on a rolling twelve-month basis.
The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, the Company had cash equivalents of $162.4 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of the Company's cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on the Company's future interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item may be found in Part IV, Item 15 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's definitive proxy statement (the Proxy Statement) to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, and is incorporated in this Annual Report on Form 10-K by reference.
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

See Exhibit Index submitted as a separate section of this report

(c )    Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oyster Point Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oyster Point Pharma, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company is dependent on its ability to fund its operations through sales and licensing of TYRVAYA, its ability to draw on the $30 million third tranche of the long-term credit facility and raise additional capital. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 1.

/s/PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2022
We have served as the Company's auditor since 2017.

OYSTER POINT PHARMA, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$193,372	$192,585
Restricted cash	61	—
Accounts receivable, net	6,656	—
Inventory, net	6,086	—
Prepaid expenses and other current assets	9,075	3,782
Total current assets	215,250	196,367
Property and equipment, net	2,497	804
Restricted cash	—	61
Investment - related party	886	—
Other assets	1,082	—
Right-of-use assets, net	2,902	678
Total Assets	$222,617	$197,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,496	$2,279
Accrued expenses and other current liabilities	21,511	8,285
Lease liabilities	795	418
Total current liabilities	28,802	10,982
Lease liabilities, non-current	2,118	269
Long-term debt	89,815	—
Other long-term liabilities	2,345	—
Total Liabilities	123,080	11,251
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,579,585 and 25,890,490 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	27	26
Additional paid-in capital	354,920	341,384
Accumulated deficit	(255,410)	(154,751)
Total Stockholders’ Equity	99,537	186,659
Total Liabilities and Stockholders’ Equity	$222,617	$197,910

The accompanying notes are an integral part of these financial statements.

OYSTER POINT PHARMA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Product revenue, net	1,153	$—
Milestone revenue - related party	5,000	—
License revenue - related party	18,386	—
Total revenue	$24,539	$—
Cost of product revenue	$1,525	$—
Operating expenses:
Sales and marketing	54,622	9,873
General and administrative	40,813	21,305
Research and development	24,234	39,811
Total operating expenses	$119,669	$70,989
Loss from operations	$(96,655)	$(70,989)
Other income (expense):
Interest expense	(3,734)	—
Other income, net	(270)	469
Total other income (expense), net	(4,004)	469
Net loss and comprehensive loss	$(100,659)	$(70,520)
Net loss per share, basic and diluted	$(3.87)	$(2.92)
Weighted average shares outstanding, basic and diluted	26,036,536	24,128,603

The accompanying notes are an integral part of these financial statements.

OYSTER POINT PHARMA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	21,366,950	$21	$221,508	$(84,231)	$137,298
Net loss	—	—	—	(70,520)	(70,520)
Issuance of common stock upon follow-on equity offering, net of issuance costs of $8,125	4,312,500	5	112,620	—	112,625
Issuance of common stock upon exercise of stock options	175,030	—	283	—	283
Issuance of common stock upon vesting of restricted stock units (RSUs)	36,010	—	—	—	—
Stock-based compensation expense		—	6,973	—	6,973
Balance at December 31, 2020	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(100,659)	(100,659)
Issuance of common stock upon exercise of stock options	599,582	1	1,145	—	1,146
Issuance of common stock upon vesting of restricted stock units (RSUs)	44,960	—	—	—	—
Issuance of common stock under the employee stock purchase plan (ESPP)	44,553	—	443	—	443
Stock-based compensation expense		—	11,948	—	11,948
Balance at December 31, 2021	26,579,585	$27	$354,920	$(255,410)	$99,537

The accompanying notes are an integral part of these financial statements.

OYSTER POINT PHARMA, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(100,659)	$(70,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,948	6,973
Depreciation	141	77
Amortization and accretion of long-term debt related costs	1,384	—
Reduction in the carrying amount of the right-of-use assets	541	384
Provision for inventory obsolescence	879	—
Non-cash consideration for license revenue - related party	(886)	—
Change in fair value of net embedded derivative liabilities	314	—
Changes in assets and liabilities:
Accounts receivable, net	(6,656)	—
Inventory	(6,965)	—
Prepaid expenses and other assets	(5,660)	(381)
Other assets	(132)	—
Accounts payable	3,868	1,773
Lease liabilities	(539)	(382)
Accrued expenses and other current liabilities	13,052	3,677
Net cash used in operating activities	(89,370)	(58,399)
Cash flows from investing activities
Purchases of property and equipment	(1,485)	(700)
Net cash used in investing activities	(1,485)	(700)
Cash flows from financing activities
Payments of deferred offering costs	(30)	(361)
Proceeds from follow-on offering, net of issuance costs	—	112,625
Proceeds from long-term debt	95,000	—
Payment of debt issuance costs	(4,917)	—
Proceeds from the exercise of stock options and sale of common stock under the ESPP	1,589	283
Net cash provided by financing activities	91,642	112,547
Net increase in cash, cash equivalents and restricted cash	787	53,448
Cash, cash equivalents and restricted cash at the beginning of the period	$192,646	$139,198
Cash, cash equivalents and restricted cash at the end of the period	$193,433	$192,646

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$2,352	$—
Non-cash investing and financing activities:
Accrued property and equipment	$349	$—
Right-of-use assets acquired through leases	$2,765	$320

The accompanying notes are an integral part of these financial statements.

OYSTER POINT PHARMA, INC.
Notes to Financial Statements
(in thousands, except share and per share data)
1.    Nature of Business

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

Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $100.7 million and $70.5 million for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $255.4 million as of December 31, 2021. The Company historically financed its operations primarily through the sale and issuance of its securities, however in the second half of 2021, the Company secured debt capital in the form of a long-term credit facility to finance its operations, as further described in Note 10, Long-term Debt. The Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $1.2 million for the year ended December 31, 2021.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the ability to secure sufficient capital to fund operations, competition from other companies’ products, the availability and sufficiency of third-party payor coverage and reimbursement, compliance with law and government regulations, the ability to develop and bring to market new products, protection of proprietary technology, and dependence on third parties and key personnel. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

The future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray, its ability to draw on the $30 million third tranche of the long-term credit facility, as further described in Note 10, Long-term Debt, and raise additional capital through equity offerings or other collaborative or strategic arrangements. The Company’s ability to draw on the third tranche is contingent upon achieving at least $40 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and upon no improper promotional event having occurred, among other conditions.

If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, or reduce the scope of its marketing and commercialization efforts, which could materially and adversely affect the Company's business, financial condition and operations. Additionally, if the Company decides to enter into additional license agreements or other collaborative or strategic arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize TYRVAYA Nasal Spray, as well as other product candidates in the pipeline or may have other terms that are not favorable to the Company, which could materially affect its business, results of operation and financial condition.

The Company had cash and cash equivalents of $193.4 million as of December 31, 2021. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the issuance date of its Annual Report on Form 10-K.

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

Product candidates developed by the Company require approval from the U.S. Food and Drug Administration (FDA) and or other international regulatory agencies prior to commercial sales. There can be no assurance that the product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a material adverse impact on the Company.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. This adds to the manufacturing risks faced by the Company, which could be left without backup facilities in the event of any failure by a supplier. In addition, if the Company decides to move to a different or add additional manufacturers and suppliers in the future, any such transition or addition could result in delays or other issues, which could have an adverse effect on the supply of TYRVAYA Nasal Spray or other product candidates. Any disruption from these manufacturers or suppliers could have a negative impact on the Company’s business, financial position and results of operations. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

For the year ended December 31, 2021, a significant percentage of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors, and the Company may continue to rely on a limited number of wholesale drug distributors for the distribution of TYRVAYA Nasal Spray. If the Company is unable to maintain its business relationships with wholesale drug distributors on commercially acceptable terms, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company does not believe its financial results were significantly affected by the SARS-CoV-2 virus pandemic during the year ended December 31, 2021. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic on its business, including the potential impact of the pandemic on the commercial launch of TYRVAYA Nasal Spray and its acceptance by patients and prescribers, and any potential supply-chain challenges, as well as the potential impact of the pandemic on its pipeline and the conduct of clinical trials and preclinical studies In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees and investing in personal protective equipment for the future return to the office. With the surge of the Delta and Omicron variants of the virus across the U.S. during the second half of 2021 and early 2022, the Company postponed its plans for a voluntary return to the office for its employees until March 2022. The Company’s sales force is primarily working in-person and has been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions about voluntary reopening in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

The Company continues to evaluate and develop pipeline candidates for the potential treatment of various medical indications. The ongoing SARS-CoV-2 virus pandemic may impact access to supplies necessary to conduct preclinical studies, cause delay to the timelines to initiate or complete in vitro or in vivo animal studies, or may indirectly impact the operations of third parties that are necessary for the Company to advance preclinical projects. If the SARS-CoV-2 virus pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timelines, which could adversely affect its business, financial condition and results of operations.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the financial statements and accompanying notes as of the date of the financial statements. On an ongoing basis, management evaluates its estimates, including those related to the valuation of stock-based awards, revenue and gross-to-net deductions, inventory, income taxes, net embedded derivative liability bifurcated from the Company's long-term credit agreement and certain research and development accruals. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, which is the development and commercialization of pharmaceutical therapies to treat ophthalmic diseases.

Concentration Risk

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

The Company currently relies on a third-party contract manufacturing organization (CMO) to manufacture TYRVAYA Nasal Spray. The commercialization of TYRVAYA Nasal Spray and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company does not intend to establish its own manufacturing facilities. If the Company is unable to continue its relationships with these third-party manufacturers, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company relies and expects to continue to rely for the foreseeable future on CMOs to manufacture and supply its commercial product.

For the year ended December 31, 2021, a significant percentage of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors. Sales to Western Wellness Solutions LLC, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen accounted for 42.1%, 21.2%, 18.3% and 17.0% of total gross sales, respectively, for the year ended December 31, 2021.

License and milestone revenue are derived from a related party customer located in China.

For the year ended December 31, 2021, the Company’s sole geographic market for product sales is the U.S.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investment in money market funds. Restricted cash represents cash held to support a letter of credit agreement related to certain office leases, which expire in 2022.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash and cash equivalents	$193,372	$192,585	$139,147
Restricted cash	61	61	51
Cash, cash equivalents and restricted cash	$193,433	$192,646	$139,198
Accounts Receivable, Net

Accounts receivable are recorded net of customer allowances for distribution fees, trade discounts, prompt pay discounts, chargebacks and expected credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. The Company determines the allowance for doubtful accounts by estimating the expected credit losses, measured over the life of the customer receivable that considers forecasts of future economic conditions in addition to information about past events and current economic conditions. There was no allowance for doubtful accounts recorded as of December 31, 2021. The Company recorded an allowance of $0.9 million for expected prompt pay discounts, distributor service agreement fees and chargebacks to wholesalers as of December 31, 2021.

Inventory, Net

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method. Inventory consists of raw materials, work-in-process and finished goods. Costs to be capitalized as inventory primarily include third-party components, manufacturing costs and overheard costs. Cost is determined using the standard cost method, which approximates actual costs. The Company began capitalizing inventory post FDA approval of TYRVAYA Nasal Spray on October 15, 2021, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to the FDA approval of TYRVAYA Nasal Spray were recorded as research and development expense in the statements of operations and comprehensive loss during the year ended December 31, 2020 and during the current year prior to October 15, 2021. Inventory manufactured that will be used in a promotional sample program is expensed to sales and marketing expense when it is produced as a sample. Inventory produced that will be used in pre-clinical and clinical studies of the Company's product candidates is expensed to research and development expense in the statements of operations and comprehensive loss. If information becomes available that suggests inventory may not be realizable, the Company may be required to write off portion or all of the previously capitalized inventory. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up. The Company recorded a reserve for inventory obsolescence of $0.9 million as of December 31, 2021.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Construction-in-progress reflects amounts incurred for property and equipment for use in manufacturing process and or improvements that have not yet been placed in service and are not depreciated or amortized. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in loss from operations in the statements of operations and comprehensive loss.
Estimated useful lives by major asset category are as follows:

Marketing equipment	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of lease term or estimated useful life

Long-lived assets are tested for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the years ended December 31, 2021, and 2020 no impairment charges were recorded.

Fair Value of Financial Instruments

The carrying amounts for financial instruments consisting of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to their short-term maturities.

Net Embedded Derivative Asset or Liability

Certain contracts may contain explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract. When these embedded features in a contract act in a manner similar to a derivative financial instrument and are not clearly and closely related to the economic characteristics of the host contract, the Company bifurcates the embedded feature and accounts for it as an embedded derivative asset or liability in accordance with guidance under ASC 815-40, Derivatives and Hedging. Embedded derivatives are measured at fair value with changes in fair value reported in other income, net in the statement of operations and comprehensive loss.

Loan Commitment Fees, Debt Issuance and Discount Costs

The Company capitalizes initial loan commitment fees that are directly associated with obtaining access to capital under its term loan credit facility. Loan commitment fees related to undrawn tranches are recorded in other assets on the Company's balance sheet and are amortized using a straight-line method over the term of the loan commitment. Debt issuance and discount costs that are attributable to the specific tranches drawn on the term loan credit facility are recorded as a reduction of the carrying amount of the debt liability incurred and are amortized to interest expense using the effective interest method over the repayment term. When the Company draws down on the term loan credit facility, it reclassifies the remaining unamortized capitalized loan commitment fees on a pro-rata basis to debt issuance and discount costs that reduce the carrying amount of the debt liability.

Investment - Related Party

The Company accounts for the senior common shares received under a collaboration and license agreement (License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), as further described in Note 12, License and Collaboration Agreements. as a non-marketable equity investment (the Investment). The Investment was recorded at its initial fair value and is subject to impairment analysis on a periodic basis. The Company has elected to subsequently account for its non-marketable equity investment at cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it measures the equity security at fair value as of the date that the observable transaction occurred. The impairment analysis would involve an assessment of both qualitative and quantitative factors, which may include regulatory approval of the investee's product or technology, as well as the investee’s financial metrics, such as subsequent rounds of financing that may indicate the Investment is impaired. If the Investment-related party is considered impaired, the Company will recognize an impairment loss through other income (expense), net in the statements of operations and comprehensive loss and establish a new carrying value for the Investment. There was no impairment expense recorded for the Investment during the year ended December 31, 2021.

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
Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Right-of-use assets are based on the corresponding lease liability adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not account for renewals or early terminations unless it is reasonably certain to exercise these options at commencement. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, right of use assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the leased assets. The Company accounts for lease and non-lease components as a single lease component for operating leases. The discount rate used to calculate the present value of the Company's lease liabilities is based on either an explicit rate stipulated in the contract (for finance leases) or the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. The Company determines the incremental borrowing rate by considering various factors, such as its credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, the lease term and the currency in which the lease was denominated. The Company does not record leases with terms of 12 months or less on the balance sheet.

Revenue

The Company recognizes revenue based on the transfer of control of promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods and services. Customer contracts that contain multiple performance obligations requires an allocation of the transaction price to each distinct good and service based upon the stand-alone selling prices of the goods and services. U.S. GAAP provides a five-step model for recognizing revenue from contracts with customers:

1.    Identify the contract with the customer
2.    Identify the performance obligations within the contract
3.    Determine the transaction price
4.    Allocate the transaction price to the performance obligations
5.    Recognize revenue when (or as) the performance obligations are satisfied

Product Revenue and Gross to Net Deductions — Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon delivery, based on an amount that reflects the consideration to which the Company expects to be entitled, which is then adjusted for any gross-to-net (GTN) deductions.

The GTN deductions are reflected as either a reduction to the accounts receivable account (and settled through the issuance of credits), or, are reflected as a current liability and settled through cash payments. The Company offers rights of return to its customers for products that are six months prior to and up to twelve months after expiration and, accordingly, product returns are included within the GTN deductions. Judgment is required in estimating GTN deductions, which takes into account legal interpretations of applicable laws and regulations, current experience and contract prices under applicable programs, unbilled claims, and processing time lags.

The Company analyzes its accruals for GTN deductions on a monthly basis and makes any adjustments if needed. Accruals for GTN deductions are based off estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration current contractual terms, actual utilization data, forecasted payor mix, total prescriptions and industry data. The following are typical GTN deductions the Company applies to the sales price at the time of the sale of its product:

Prompt Pay Discount — The Company offers cash discounts to its distributors, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount.

Chargebacks — The Company participates in programs with government entities, the most significant of which are the U.S. Department of Veterans Affairs, whereby pricing on products is extended below wholesaler list price to participating entities.

These entities purchase products through wholesalers at the lower program price and the wholesalers then charge the Company the difference between their acquisition cost and the lower program price. The Company records chargebacks as reduction to the accounts receivable account on the Company's balance sheet.

Product Returns — Estimated returns for products are determined after considering information provided by external sources, and other factors such as estimated levels of inventory in the distribution channel and projected demand, introductions of generic products, and introductions of competitive new products. The estimated amount for product returns is included in accrued expenses and other current liabilities on the Company's balance sheet.

Distribution Service Fees — The Company records service fees paid to its wholesaler customers for distribution and inventory management services as a reduction to revenue. The Company accrues estimated service fees based on contracted terms. Accrued service fees are recorded as a reduction to the accounts receivable account on the Company's balance sheet.

Bridge Offer and Co-Pay Offer — The Company established patient support programs to help offset patients’ out of pocket costs. The Bridge Offer program is for patients who are commercially insured and waiting on coverage; The Co-Pay Offer program is for patients who are commercially insured with coverage. The Company’s patient support programs are administered by a third-party copay vendor, which generates GTN deductions in the form of pharmacy redemptions. The estimated cost of pharmacy redemptions is included in accrued expenses and other current liabilities on the Company's balance sheet. Any prepayments by the Company to the vendor are included in prepaid expenses on the Company's balance sheet.

Managed Care and Medicare Part D Rebates — These rebates represent programs to lower the overall cost of prescription drugs of covered patients and are based on contracted discount rates and administration fees. The rebates are amounts owed after the final dispensing of the product by a pharmacy to a benefit plan participant. The rebates are paid by the Company on a monthly or quarterly basis to managed care organizations and pharmacy benefit managers. The estimated accrual is included in accrued expenses and other current liabilities on the Company’s balance sheet.

Various Government Rebates — The Company participates in certain federal and state government rebate programs such as Medicaid and Tricare. These programs require the Company to enter into, and have in effect, a national rebate agreement with the U.S. Secretary of the Department of Health and Human Services in exchange for coverage of the Company’s product. These rebates are paid by the Company on a quarterly basis based on actual claims. The Company also pays 70% of the cost of the product, when the Medicare Part D beneficiaries are in the coverage gap. The estimated amount of unpaid or unbilled Medicaid, Tricare and Coverage Gap rebates are included in accrued expenses and other current liabilities on the Company's balance sheet.

The Company’s customers consist of national and regional pharmaceutical wholesale distributors. The Company also uses a specialty wholesale distributor that acts as an alternative to traditional access, affordability and distribution options for patients. The Company’s customer base for the sales of products is currently located in the U.S. with no customers from foreign countries. The Company accounts for shipping and handling activities of its customer contracts as a fulfillment cost.

The Company's payment terms vary by type and location of customers and the products or services offered. Payment terms differ by customer and are generally required in a term ranging from 35 to 95 days from the invoice date. The vast majority of products are shipped under free on board destination shipping terms.

As a practical expedient, sales commissions, which represent costs to obtain a contract, are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in sales and marketing expense in the statements of operations and comprehensive loss.

The Company entered into a third-party logistics distribution agreement (the 3PL Agreement) to engage a logistics distribution agent (the 3PL Agent) to distribute the Company’s products to its customers. The 3PL Agent provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. Revenue is recognized upon transfer of control of the product to the customer.

During the second half of 2021, the Company applied for mandatory distribution licenses that some states require in order for the Company to sell its product throughout the U.S. In order for the Company to execute sales in the U.S. prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the Title Company) entered into a Title Model Addendum (the Addendum) to the 3PL Agreement so that the Title Company may purchase and take title to the product and sell the product to the wholesale distributors who have contracted to purchase the product from the Company. Although under the Addendum the Title Company takes title to the product, the economic substance of the transaction provides that the Title Company does not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, the Company does not recognize revenue on the transfer of the goods until the goods are sold from the Title Company to the wholesalers.

In November 2021, the Company obtained all of the necessary state distribution licenses to sell its products throughout the U.S. and, after a customary period of notice to the Title Company, intends to cease using the Addendum process in the first quarter of 2022.

License Revenue — The Company recognizes license revenue when the licensee has the ability to direct the use of and benefit from the licensed intellectual property.

Milestone Revenue —The Company recognizes milestone revenue when the milestone event occurs.
Royalties

Royalties incurred in connection with the Company’s license agreement with Pfizer Inc. as further described in Note 14, License and Collaboration Agreements, are expensed to cost of product revenue as revenue from product sales is recognized.

Research and Development

Research and development expenses primarily consist of CMOs and clinical research organizations (the CROs) related costs, costs relating to manufacturing clinical trial materials and pre-approval inventory, testing of preproduction samples, prototypes and models, regulatory compliance costs, employee compensation and benefits, consulting, laboratory supplies, product licenses, sponsored research, as well as facility-related expenses and depreciation. All research and development costs are charged to research and development expenses within the statements of operations and comprehensive loss as incurred. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred.

The Company’s accruals for research and development activities performed by third parties are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accruals accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.
Stock-Based Compensation

For stock options granted to employees and directors, as well as the purchase rights issued under the Employee Stock Purchase Plan (ESPP), the Company recognizes stock-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and purchase rights granted that are expensed on a straight-line basis over the vesting period for stock options and offering period for rights issued under the ESPP. The Company accounts for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of several assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

Restricted stock units (RSUs) are measured and recognized over the vesting period and are based on the quoted market price of the Company's stock on the grant date.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method whereby deferred tax asset and liability amounts are determined based on the differences between the financial reporting and tax bases of assets and liabilities. The differences are measured using the enacted tax rates and laws that are in effect for the year in which they are expected to affect taxable income. Valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.
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
Net Loss per Common Share
Basic and diluted net loss per common share is presented in conformity with ASC 260, Earning Per Share for all periods presented. In accordance with this guidance, basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average number of common shares outstanding during the period. Basic net loss and diluted net loss per share are calculated without consideration of potentially dilutive securities. Once the Company becomes profitable, the diluted net income per share would account for potentially dilutive securities outstanding for the period.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that would result from transactions and economic events other than those with stockholders. There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy. For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. Similarly, the payments made by the Company in connection with such collaborative arrangement are recorded as research and development expense in the Company's statements of operations and comprehensive loss. If the payments to and from the collaborative partner are not within the scope of other authoritative accounting guidance, the Company bases the statement of operations classification for the payments received on a reasonable, rational analogy to authoritative accounting guidance, applied in a consistent manner.

Related Parties

The Company applies ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 12, License and Collaboration Agreements, for additional information on the Company's related parties transactions.

Reclassification

Beginning in 2021, sales and marketing expenses are reported separately from selling, general and administrative expenses in the Company’s statements of operations and comprehensive loss. The statement of operations and comprehensive loss for the year ended December 31, 2020 has been conformed to separately present sales and marketing expenses.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB) under its ASCs or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

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

3.     Inventory, net

Inventory, net consisted of the following (in thousands):

December 31, 2021
Raw materials, net	$2,524
Work in process	3,053
Finished goods	509
Inventory, net	$6,086

4.    Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As further discussed in Note 10, Long-term Debt, in connection with entering into a long-term credit facility in 2021, the Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee, which was evaluated under ASC 815-40, Derivatives and Hedging, and determined to be an embedded derivative liability. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with other fees and payments required under the term loan. This prepayment option has been determined to qualify as an embedded derivative asset under ASC 815-40, Derivatives and Hedging.
These two embedded derivatives have been bifurcated and netted to result in a net embedded derivative liability, which is classified as a Level 3 financial liability in the fair value hierarchy as of December 31, 2021. The net embedded derivative liability is recorded in other long-term liabilities on the Company's balance sheet.

The valuation method for both embedded derivatives includes certain unobservable Level 3 inputs including revenue projections, probability and timing of future cash flows, probability of regulatory approval, discount rates and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded in other income, net in the Company’s statements of operations and comprehensive loss.

The following table reconciles the beginning and ending balances for the Company’s net embedded derivative liabilities that are carried at fair value as long-term liabilities on the Company's balance sheet using significant unobservable inputs (Level 3) (in thousands):

December 31, 2021

Beginning balance January 1	$—
Recognition of net embedded derivative liabilities	2,031
Change in fair value of the net embedded derivative liabilities	314
Ending balance December 31	$2,345

As of December 31, 2021, financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	162,376	—	—	162,376
Total assets	$162,376	$—	$—	$162,376
Liabilities:
Net embedded derivative liabilities	—	—	2,345	2,345
Total liabilities	$—	$—	$2,345	$2,345

As of December 31, 2020, financial assets measured and recognized at fair value were as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	191,585	—	—	191,585
Total assets	$191,585	$—	$—	$191,585

Money market funds are included in cash and cash equivalents on the Company's balance sheets and are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices.

The carrying amounts reflected in the Company's balance sheets for cash equivalents, accounts receivable, other receivable-related party, restricted cash, and accounts payable approximate their fair values, due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Investment in Ji Xing Senior Common Shares - Related Party

In connection with entering into a license agreement with Ji Xing, as described in Note 12, License and Collaboration Agreements, the Company received 397,562 senior common shares of Ji Xing in August 2021 and 397,561 senior common shares in October 2021 (the Investment), which were accounted for as a non-marketable equity investment and valued as of August 5, 2021 and October 15, 2021, respectively. The Investment is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an identical or similar investment of Ji Xing.

The following table represents significant unobservable inputs used in determining the estimated fair value of the Investment as of August 5, 2021 and October 15, 2021 (in thousands):

	Valuation Technique	Unobservable Inputs	Value
Investment - related party
August 5, 2021	Market Approach - Backsolve method	Equity values of recent rounds of financing by the issuer	$443
October 15, 2021	Market Approach - Backsolve method	Equity values of recent rounds of financing by the issuer	443
Total			$886

5.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$585	$—
Furniture and fixtures	73	73
Leasehold improvements	226	158
Marketing equipment	258	—
Office equipment	68	68
Construction-in-progress	1,524	601
Total property and equipment	$2,734	$900
Accumulated depreciation	(237)	(96)
Property and equipment, net	$2,497	$804

6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued GTN deductions	$4,837	$—
Accrued compensation	9,153	3,500
Accrued professional services	5,451	1,244
Accrued research and development expense	1,243	3,541
Accrued other expense	827	—
Accrued expenses and other current liabilities	$21,511	$8,285

7.    Stockholders' Equity
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company reserved common stock for future issuance as follows:

	December 31,
	2021	2020
Outstanding options under the 2016 Incentive Plan	1,935,240	2,567,566
Outstanding options under the 2019 Incentive Plan	2,078,232	918,145
Outstanding options under the 2021 Inducement Plan	270,600	—
Equity awards available for grant under the 2019 Incentive Plan (1)	1,535,488	1,790,106
Equity awards available for grant under the 2021 Incentive Plan	379,400	—
Unvested restricted stock units (RSUs) under the 2019 Incentive Plan	179,149	61,215
Shares reserved for purchase under the Employee Stock Purchase Plan (the ESPP) (2)	225,447	270,000
Total	6,603,556	5,607,032

(1) — Effective January 1, 2022, in connection with an evergreen provision contained in the 2019 Equity Incentive Plan (the 2019
Plan) an additional 1,063,183 shares were reserved for issuance under the 2019 Plan.
(2) — Effective January 1, 2022, in connection with an evergreen provision contained in the ESPP, an additional 265,795 shares were reserved for issuance under the ESPP.
On May 19, 2020, the Company completed a follow-on public offering selling 4,312,500 shares of common stock at a price to the public of $28.00 per share. The net proceeds from the offering were $112.6 million.

8.    Equity Incentive Plans

2019 Incentive Plan

The Company's 2019 Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to the Company's employees, directors, and others. The exercise price of an incentive stock option (ISO) and non-qualified stock option (NSO) shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the BOD. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the BOD. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures. Effective January 1, 2022, in connection with an evergreen provision contained in the 2019 Plan, an additional 1,063,183 shares were reserved for issuance under the 2019 Plan.

2021 Inducement Plan

In July 2021, the Company's Board of Directors approved the adoption of the 2021 Inducement Plan (2021 Plan), which is used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company. The Company reserved 650,000 shares of its common stock that may be issued under the 2021 Plan. The terms and conditions of the 2021 Plan are substantially similar to those of the 2019 Plan.

2019 Employee Stock Purchase Plan
The Company maintains an Employee Stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company's common stock at 85% of the fair market value of the Company's stock at the beginning or the end of the offering period, whichever is lower through payroll deductions. Employees may contribute up to $25,000 per calendar year and subject to any other plan limitations. The ESPP is qualified under Section 423 of the U.S. Internal Revenue Code. The Company estimates the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and uses the straight-line approach to record the expense over the offering period. The Company issued 44,553 shares of common stock under the ESPP during the year ended December 31, 2021. Effective January 1, 2022, in connection with an evergreen provision contained in the ESPP, an additional 265,795 shares were reserved for issuance under the ESPP.

Stock Options

The following table summarizes stock option activity under the 2016 Plan, 2019 Plan and the 2021 Plan during the year ended December 31, 2021 (in thousands, except share, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,485,711	$10.74	8.2	$36,506
Options granted	1,629,550	16.07		—
Options exercised	(599,582)	1.91		9,288
Options forfeited	(231,607)	19.24		409
Outstanding at December 31, 2021	4,284,072	$13.54	8.1	$28,874
Vested and exercisable as of December 31, 2021	1,862,771	$9.36	7.1	$20,461
Vested and expected to vest as of December 31, 2021	4,284,072	$13.54	8.1	$28,874

During the years ended December 31, 2021 and 2020, the Company granted options with a weighted-average grant date fair value of $10.66 and $20.41 per share, respectively. The fair value of options that vested during the years ended December 31, 2021 and 2020 was $10.3 million and $3.2 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense for stock options was $25.9 million, which is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units
Restricted stock units (RSUs) are granted to the Company's directors and certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.
Activity with respect to the Company's restricted stock units during the year ended December 31, 2021 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted Average Grant Date Fair Value per Unit	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	61,215	$23.83	1.4	$1,152
Restricted stock units granted	175,431	17.30		3,035
Restricted stock units vested	(44,960)	24.90		795
Restricted stock units forfeited	(12,537)			180
Outstanding at December 31, 2021	179,149	$17.52	2.4	$3,271
Unvested and expected to vest as of December 31, 2021	179,149	$17.52	2.4	$3,271
During the years ended December 31, 2021 and 2020, the Company granted RSUs with a weighted-average grant date fair value of $17.30 and $27.01 per unit, respectively. The fair value of RSUs vested during the year ended December 31, 2021 and 2020 was $1.1 million and $0.9 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense for RSUs was $2.3 million, which is expected to be recognized over a weighted average period of 2.5 years.
Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense by function recognized (in thousands):

	Year Ended December 31,
	2021	2020
Selling and marketing	$2,912	$1,360
General and administrative	7,301	4,647
Research and development	1,735	966
Total stock-based compensation	$11,948	$6,973

Fair Value of Options Granted and Purchase Rights issues under the ESPP
In determining fair value of the stock options granted and purchase rights issued under the ESPP, the Company uses the Black-Scholes model, which requires the input of several assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them or the length of the offering period for the ESPP (expected term), the estimated volatility of the Company’s common stock price over the expected term (expected volatility), risk-free interest rate and expected dividend rate. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized.
Expected term. The expected term for options is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the mid-point between the vesting date and the end of the contractual term. The Company uses the length of an offering period as the expected term for the purchase rights issued under the ESPP.
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

The table below discloses weighted average assumptions for the fair value of options granted:

Year Ended December 31,
	2021	2020
Expected volatility	70.0% - 98.0%	82.0% - 118.00%
Risk-free interest rate	0.07% - 1.33%	0.36% - 1.40%
Dividend yield	—%	—%
Expected term	6.08 years	6.08 years

The table below discloses weighted average assumptions for the fair value of the purchase rights granted to employees under the ESPP for the year ended December 31, 2021:

Expected volatility	77.0% - 82.4%
Risk-free interest rate	0.04% - 0.07%
Dividend yield	—%
Expected term	0.50 years-0.58 years

9.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(100,659)	$(70,520)
Denominator:
Weighted-average shares outstanding, basic and diluted	26,036,536	24,128,603
Net loss per share, basic and diluted	$(3.87)	$(2.92)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2021	2020
Options to purchase common stock	4,284,072	3,485,711
Unvested restricted stock units	179,149	61,215
Shares committed under the ESPP	33,589	—
Total	4,496,810	3,546,926

10.     Long-term Debt

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into a $125 million term loan credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP, as administrative agent and initial lender (OrbiMed). The Credit Agreement provides for loans to be funded in three separate tranches: the first $45 million tranche was funded on August 10, 2021, the second $50 million tranche was funded on November 4, 2021, upon FDA approval of TYRVAYA Nasal Spray for the signs and symptoms of dry eye disease, and the third $30 million tranche may be funded, at the option of the Company, on or prior to June

30, 2023, upon the Company having received at least $40 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period prior to March 31, 2023, among other conditions.

On October 19, 2021, the Company entered into a waiver and amendment (Amendment) to the Credit Agreement, to waive certain product labeling requirements required for, and to permit the availability of, the second $50 million tranche of funding under the Credit Agreement (among other customary funding provisions) and make certain other amendments thereto, subject to the terms and conditions contained therein. Additionally, commencing with the fourth full fiscal quarter after the regulatory approval of TYRVAYA Nasal Spray, the amount of the principal to be repaid will be increased to $10 million if (i) the Company does not meet certain minimum recurring revenue thresholds from the sale and/or licensing of TYRVAYA Nasal Spray in the last four quarters and (ii) an improper promotional event has occurred. This test is applied each quarter following commencement of the Credit Agreement. The Company is permitted to prepay at any time, in whole or in part, the term loan, subject to the payment of a prepayment fee, an exit fee, and a buyout amount. Any repayment of the debt will be subject to a buyout amount, which is the revenue interest cap described below, minus the revenue sharing fee (Revenue Sharing Fee) payments made to date to OrbiMed under the Credit Agreement.

The term loan underlying the Credit Agreement matures on August 5, 2027 and is structured for full principal repayment at maturity. The term loan bears interest at the secured overnight financing rate (with a floor of 0.40%) plus a spread of 8.10% per annum (Contractual Interest). The Company is required to pay a 6% exit fee (the Exit Fee), or $2.7 million for the first $45 million tranche and $3.0 million on the second $50 million tranche at the time of the loan maturity; further, in connection with any prepayment event, the Company must also pay a prepayment premium equal to 10% of the principal amount of the loans drawn if the prepayment occurs prior to the first anniversary of the closing date, 8% after the first anniversary and prior to the second anniversary of the closing date, 6% after the second anniversary and prior to the third anniversary, and 4% after the third anniversary and prior to the fourth anniversary of the closing date. An early prepayment fee shall not be payable at any time on or after the earlier to occur of (a) the drawing of the second tranche and (b) the fourth anniversary of the closing date.

The term loan is also required to be mandatorily prepaid with the proceeds of certain asset sales and casualty events and the issuance of convertible debt and would be subject to prepayment upon the occurrence of an event of default, upon if the loans become an Applicable High Yield Discount Obligation, or upon if it becomes illegal for the lender to lend the loans to the Company. The optional prepayment feature, the contingent prepayment features, and the contingent interest features that are unrelated to the Company’s credit worthiness meet the criteria to be accounted for as embedded derivatives because their economic characteristics are not clearly and closely related to that of the debt host and they meet the definition of a derivative. The optional prepayment feature has been bifurcated as an embedded derivative asset; however, because the probability of triggering the contingent repayment and the contingent interest features is remote, the fair values of these features are currently immaterial.

Commencing with the fourth quarter of 2021, the Company is required to make quarterly payments to OrbiMed in the form of the Revenue Sharing Fee in an amount equal to 3% of all net revenue from fiscal year net sales and licenses of OC-01 up to $300 million and 1% of all revenue from fiscal year sales and licenses of TYRVAYA Nasal Spray in excess of $300 million and up to $500 million, subject to caps on such fiscal year net sales and license revenues. These caps increase both on an annual fiscal year basis and upon funding of the second and third term loan tranches. The aggregate Revenue Sharing Fee for drawing down on the first two tranches is capped at $19 million. In the event that the Company draws upon the third tranche, the Revenue Sharing Fee cap amount will be $25 million. The Company is obligated to pay the Revenue Sharing Fee cap amount regardless of the level of net sales and license revenues. If the Company were to make a prepayment of the term loan, in whole or part, or when the Company repays the principal of the loan at maturity, it is obligated to pay a buyout amount, which is composed of the Revenue Sharing Fee cap amount minus any Revenue Sharing Fees paid since the origination of the term loan. As of December 31, 2021, the Company has accrued $0.2 million for the Revenue Sharing Fee which is classified in accrued expenses and other current liabilities on the balance sheet.

The Company has separated the Revenue Sharing Fee feature from the host debt instrument and accounted for it as an embedded derivative liability because its economic characteristics are not clearly and closely related to that of the host contract, and it meets the definition of a derivative. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with early prepayment fee, the exit fee and buyout amount (if applicable). This prepayment option has been determined to qualify as an embedded derivative asset. The embedded derivative asset and liability have been netted together to result in a net embedded derivative liability, which is recorded in other long-term liabilities on the Company’s balance sheet. This bifurcation of the net embedded derivative liability resulted in an adjustment to increase the debt discount on the loan amounts drawn under the first two tranches. The discount created by the bifurcated net embedded derivative liability, together with the exit fee, the buyout amount, and any debt issuance fees attributable to the drawn tranches are deferred and amortized using the effective interest method over the life of the term loan, which resulted in an effective interest rate of 13.96% on the loan as of December 31, 2021.

The fair value of the net embedded derivative liabilities as of December 31, 2021 was $2.3 million. Changes in fair value of the embedded derivative liabilities of $0.3 million are recorded in other income, net in the statement of operations and comprehensive loss for the year ended December 31, 2021.

In connection with entering into the Credit Agreement, and as shown in the table below, the Company incurred loan commitment fees, which were capitalized and recorded in other assets on the Company's balance sheet as of December 31, 2021. The Company amortizes loan commitment fees on a straight-line basis over the term of the loan commitment. Net loan commitment fees of $0.9 million were reclassified to debt issuance costs and shown as a direct deduction of the debt liability when the second tranche of the term loan was funded. The balance of the undrawn loan commitment fees which relates to the $30 million third tranche and accumulated amortization recorded on the Company’s balance sheet as of December 31, 2021 were as follows (in thousands):

December 31, 2021

Loan commitment fees	$743
Accumulated amortization of loan commitment fees	(159)
Loan commitment fees, net	$584

In connection with entering into the Credit Agreement, and as shown in the table below, the Company incurred debt issuance costs, which were capitalized and recorded as a contra-liability on the Company's balance sheet as of December 31, 2021. The debt issuance and discount costs are being accreted over the life of the tranche drawn by the Company using the effective interest method, which include the $5.7 million of exit fees to be paid upon maturity of the first and second tranches, the $19.0 million Revenue Sharing Fee, as well as the net embedded derivative liability recorded in connection with the Revenue Sharing Fee. The balances of the long-term debt, debt issuance and discount costs, and accumulated accretion recorded on the Company's balance sheet as of December 31, 2021, were as follows (in thousands):

December 31, 2021

Long-term debt	$95,000
Debt issuance and discount costs	(6,071)
Accumulated accretion of long-term debt related costs	886
Long-term debt	$89,815

During the year ended December 31, 2021, the Company recorded interest expense of $3.6 million in connection with the Credit Agreement, of which $1.3 million related to the amortization of the loan commitment fees, as well as debt issuance and discount costs.

The following table identifies the Company's obligations under the Credit Agreement as of December 31, 2021 (in thousands):

	Less than a year	2-3 years	4-5 years	More than 5 years	Total
Debt Principal	$—	$—	$—	$95,000	$95,000
Exit Fee	—	—	—	5,700	5,700
Contractual Interest on debt	8,187	16,397	16,374	4,867	45,825
Revenue Sharing Fee (a)	207	—	—	—	207
Total obligations	$8,394	$16,397	$16,374	$105,567	$146,732

(a) — The Revenue Sharing Fee is currently capped at $19 million as of December 31, 2021. The timing of future remaining payments in connection with the Revenue Sharing Fee will vary and will be based on the Company's net sales of OC-01, as defined in the Credit Agreement, through August 2027, the maturity of the Credit Agreement.
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

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to the Company’s ability to enter into certain forms of indebtedness, as well as to pay dividends and other restricted payments. The Credit Agreement also includes provisions for customary events of default. The Credit Agreement required compliance with a minimum liquidity covenant of $5 million following the approval of TYRVAYA Nasal Spray approval. The Company was in compliance with the minimum liquidity requirement as of December 31, 2021.

11.    Leases
Lease Obligations
The Company is party to non-cancelable operating leases for office space in Princeton, New Jersey ending on July 31, 2022.
In August 2021, the Company entered into a non-cancelable lease agreement for office space in Boston, Massachusetts for a five-year term beginning on December 3, 2021 and ending on November 30, 2026. Total future minimum lease payments under this agreement are $2.7 million as of December 31, 2021 with the first lease payment made on December 1, 2021. The lease terms do not include the option to extend the lease for additional periods.
In February 2021, the Company entered into a non-cancelable lease agreement for laboratory and office space in New Jersey for a three-year term beginning on March 1, 2021 and ending on February 29, 2024. Total future minimum lease payments under this agreement are $0.3 million as of December 31, 2021. The lease term includes the option to extend the lease for an additional period of three years at six month notice.
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
The Company leases certain office equipment under finance leases with remaining lease terms of less than 1.3 years. Interest expense and amortization expense for the finance leases were immaterial for the years ended December 31, 2021 and 2020.
Supplemental balance sheet information for the leases is as follows (in thousands):

	2021	2020
Operating lease right-of-use assets (a)	$2,884	$644
Finance lease right-of-use assets	18	34
Total right-of-use assets	2,902	678

Operating lease liabilities (a)	$779	$400
Finance lease liabilities	16	18
Total lease liabilities	795	418

Operating lease liabilities, non-current (a)	$2,114	$250
Finance lease liabilities, non-current	4	19
Total lease liabilities, non-current	2,118	269
Operating leases:
Rent expense	$578	$427
Weighted average remaining lease term (in years)	4.3	1.6
Weighted average discount rate	5.65%	7.65%

(a) — Increase in operating lease right-of-use assets and operating lease liabilities is due the Company entering into two leases in February and August in 2021, as described above.

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of December 31, 2021	Finance Leases	Operating Leases	Total
2022	$16	$904	$920
2023	4	666	670
2024	—	572	572
2025	—	562	562
2026	—	526	526
Total undiscounted cash flows	20	3,230	3,250
Less: imputed interest	—	(337)	(337)
Total lease liabilities	$20	$2,893	$2,913
Less: current portion	(16)	(779)	(795)
Lease liabilities	$4	$2,114	$2,118

12.    License and Collaboration Agreements
Ji Xing Pharmaceuticals Limited - Related Party

In August 2021, the Company entered into a license and collaboration agreement (the License Agreement) with Ji Xing Pharmaceuticals Limited (Ji Xing), which is an entity affiliated with RTW Investments, LP. RTW Investments, LP is one of the Company's beneficial owners and, as a result, the License Agreement is considered to be a related party transaction. Pursuant to the License Agreement, the Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region.

When a license represents the right to use the Company’s intellectual property, it is a performance obligation that is satisfied at the point in time when the Company transfers control of the license to the customer. The Company recognizes license revenues when it has a present right to payment for the license and the customer has the significant risks and rewards of ownership of the asset and has the ability to direct the use of and benefit from the license. In 2021, the Company recognized $18.4 million of license revenue in connection with the License Agreement, which was inclusive of senior common shares of Ji Xing with a fair value of $0.9 million.

Development and sales-based milestone payments represents a form of variable consideration that are subject to the constraint on recognition of revenue because the ability to earn the milestone revenue is contingent on a future event. Milestone revenues are recognized when the contingent milestone event has been achieved. In October 2021, the Company recognized $5.0 million in development milestone revenue upon the FDA approval of TYRVAYA Nasal Spray, which occurred on October 15, 2021. There were no sales-based milestone revenues recognized during the year ended December 31, 2021.

Per the License Agreement, the Company is eligible to receive up to $204.8 million in aggregate development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02 and are based on royalty rates between 10% and 20%. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for all licensed products under the License Agreement. Ji Xing may terminate the License Agreement for convenience by providing at least 180 days written notice. Each party has the right to terminate the License Agreement for the other party’s uncured material breach or insolvency as well as other reasons as provided for in the License Agreement. Upon termination, any license granted by the Company to Ji Xing will terminate, and all sublicenses granted by Ji Xing shall also terminate.

Adaptive Phage Therapeutics

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would make potential development and regulatory milestones payments, as well as the potential to make sales-related milestones and tiered royalty payments of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the research collaboration agreement which was included in research and development expense during the year ended December 31, 2021. The Company has not exercised the option granted under the agreement as of December 31, 2021.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer), which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline solution) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commences upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the U.S.; and (b) the expiration or abandonment of the last valid claims of the licensed patents. The Company started achieving the milestones upon commercial launch of TYRVAYA Nasal Spray and accrued an immaterial amount of royalties as of December 31, 2021. No milestones were achieved or royalties accrued as of December 31, 2020.

13.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the years ended December 31, 2021 and December 31, 2020 as it has been incurring net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company had an effective tax rate of 0% for the years ended December 31, 2021 and 2020. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes (tax effected)	6.8%	7.7%
Equity compensation	1.4%	—%
Research tax credit	1.9%	1.7%
Other permanent differences	(0.1)%	0.3%
Change in valuation allowance	(31.0)%	(30.7)%
Provision for income taxes	—%	—%

The components of the Company’s net deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$52,962	$29,786
Credits	5,663	3,836
Tangible and intangible assets	1,717	2,666
Lease liability	766	195
Stock compensation	4,489	1,737
Accruals and Reserves	3,176	840
Inventory	1,645	—
Other	409	—
Gross deferred tax assets	70,827	39,060
Less: Valuation allowance	(69,257)	(38,051)
Deferred tax assets, net of valuation allowance	1,570	1,009
Deferred tax liabilities:
Prepaids	(807)	(817)
Right of use asset	(763)	(192)
Net deferred tax assets	$—	$—

Deferred Tax Assets and Valuation Allowance
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $31.2 million and $21.6 million for the years ended December 31, 2021, and 2020, respectively. The increases to the Company's valuation allowance for both years related to the losses generated during the periods.
NOL Carryforwards
For the years ended December 31, 2021 and 2020, the Company had $202.9 million and $120.6 million of U.S. federal net operating losses, respectively. Certain U.S. federal net operating loss carryforwards will begin to expire, if not utilized, in 2035. Included in the U.S. federal net operating loss carryforwards are $198.4 million and $116.1 million as of December 31, 2021 and 2020, respectively, of net operating loss carryforwards, which are not subject to expiration. However, the deductibility of such net operating loss carryforwards will be limited in future years.
For the years ended December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $209.9 million and $123.9 million, respectively which generally begin to expire in the year 2035.
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
Research and Experimentation Credit Carryforwards
As of December 31, 2021 and 2020, the Company had federal research and experimentation credit carryforwards of $4.5 million and $3.3 million, respectively, and state research and experimentation credit carryforwards of $1.4 million and

$0.7 million. The federal research and experimentation credit carryforwards expire beginning in the years 2037, and the state credit carryforwards are subject to varying expiration periods, the earliest beginning in year 2032.
Uncertain Tax Positions
As of December 31, 2021 and 2020, the Company had the following unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$5,438	$5,388
Increases for tax positions taken during prior period	—	50
Increases for tax positions taken during current period	—	—
Balance at the end of the year	$5,438	$5,438

The reversal of the unrecognized tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. The Company does not expect any changes to uncertain tax benefits within the next twelve months.
The Company files income tax returns in the U.S. and in various state and local jurisdictions. Due to the Company’s net losses, its federal and state income tax returns are subject to examination for federal and state purposes since inception. If and when the Company claims net operating loss carryforwards from any prior year against future taxable income, those losses may be examined by the taxing authorities. As of December 31, 2021, there were no ongoing examinations.

14.    Commitments and Contingencies

Commitments

Purchase Commitments — As of December 31, 2021, the Company has non-cancelable commitments for the purchase of raw materials, packaging, and product manufacturing costs of approximately $9.0 million for the year ending December 31, 2022. No purchase commitments have been made beyond year 2022.

Manufacturing and Supply Commitments — In July 2021, the Company entered into a manufacturing and supply agreement with a CMO to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company is to pay a minimum capacity reservation fee in the amount of $2.5 million during each of the years ending December 31, 2021, 2022 and 2023. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. The Company paid the $2.5 million minimum capacity reservation fee during the year ended December 31, 2021.

In addition to the commitments described above, the Company is party to other commitments, which are described elsewhere in these financial statements: Lease commitments, as described in Note 11, Leases, royalties and milestone based commitments, as described in Note 12, License and Collaboration Agreements, as well as long-term debt commitments as described in Note 10, Long-term Debt.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company's financial position, results of operations, or statements of cash flows.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39112	3.1	November 5, 2019

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39112	3.2	November 5, 2019

4.1	Description of Securities of the Registrant.	10-K	001-39112	4.1	February 27, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-234104	4.2	October 15, 2019

4.3	Amended and Restated Investor Rights Agreement among the Registrant and certain of its stockholders, dated February 15, 2019.	S-1	333-234104	4.1	October 4, 2019

10.1^	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-234104	10.1	October 4, 2019

10.2^	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-234104	10.2	October 4, 2019

10.3^	2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-234104	10.3	October 21, 2019

10.4^	2019 Employee Stock Purchase Plan, as amended, and form of agreement thereunder	S-8	333-262291	99.2	January 21, 2021

10.5^	Employment Offer Letter between the Registrant and Jeffrey Nau, Ph.D., M.M.S.	S-1	333-234104	10.5	October 4, 2019
10.6^	Employment Offer Letter between the Registrant and Daniel Lochner.	S-1	333-234104	10.6	October 4, 2019

10.7^	Employment Offer Letter between the Registrant and John Snisarenko.	S-1	333-234104	10.7	October 4, 2019

10.8^	Form of Change in Control and Severance Agreement.	S-1	333-234104	10.8	October 4, 2019

10.9^	Outside Director Compensation Policy.	10-K	001-39112	10.9	February 18, 2021

10.10^	Executive Incentive Compensation Plan.	S-1	333-234104	10.10	October 4, 2019

10.11#	Non-Exclusive Patent License Agreement between the Registrant and Pfizer Inc., dated as of October 18, 2019.	S-1/A	333-234104	10.11	October 21, 2019

10.12	Credit Agreement and Guaranty, dated as of August 5, 2021, by and among Oyster Point Pharma, Inc., OrbiMed Royalty & Credit Opportunities III, LP and the other parties thereto, as amended by the Waiver and Amendment, dated as of October 19, 2021, by and among Oyster Point Pharma, Inc., OrbiMed Royalty & Credit Opportunities III, LP. and the other parties thereto.	10-Q	001-39112	10.1	November 4, 2021

10.13#	License and Collaboration Agreement, dated as of August 5, 2021, by and between Oyster Point Pharma, Inc. and Ji Xing Pharmaceuticals Limited.	10-Q	001-39112	10.2	November 4, 2021
10.14^	Oyster Point Pharma, Inc. 2021 Inducement Plan.	10-Q	001-39112	10.1	August 5, 2021
10.15^	Form of Stock Option Grant Notice and Option Agreement for the 2021 Inducement Plan.	10-Q	001-39112	10.2	August 5, 2021
10.16^	Form of Restricted Stock Unit Grant Notice and Award Agreement for the 2021 Inducement Plan.	10-Q	001-39112	10.3	August 5, 2021
10.17*#	Form of Performance Stock Unit Grant Package (2019 Equity Incentive Plan).
23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

OYSTER POINT PHARMA, INC.

Date: February 24, 2022	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and President

Date: February 24, 2022	By:	/s/ Daniel Lochner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Data

/s/ Jeffrey Nau	Chief Executive Officer, President and Director	February 24, 2022
Jeffrey Nau, Ph.D., M.M.S.	(Principal Executive Officer)

/s/ Daniel Lochner	Chief Financial Officer	February 24, 2022
Daniel Lochner	(Principal Financial and Accounting Officer)

/s/ Donald Santel	Chair of the Board	February 24, 2022
Donald Santel

/s/ George Eliades	Director	February 24, 2022
George Eliades, Ph.D.

/s/ Michael Atieh	Director	February 24, 2022
Michael Atieh

/s/ Mark Murray	Director	February 24, 2022
Mark Murray

/s/ William J. Link	Director	February 24, 2022
William J. Link, Ph.D.

/s/ Clare Ozawa	Director	February 24, 2022
Clare Ozawa, Ph.D.

/s/ Benjamin Tsai	Director	February 24, 2022
Benjamin Tsai

/s/ Aimee Weisner	Director	February 24, 2022
Aimee Weisner

/s/ Ali Behbahani	Director	February 24, 2022
Ali Behbahani, M.D.