Form 10-Q
period 2022-03-31
Oyster Point Pharma, Inc.
filed 2022-05-05
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of April 29, 2022, the registrant had 26,669,342 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements contained in this Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, such forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:
•plans relating to commercializing TYRVAYA® Nasal Spray and the Company's other product candidates, if approved, including the geographic areas of focus and sales strategy;
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
•the Company's estimates of the number of patients in the U.S. who suffer from dry eye and other ophthalmic diseases, and the number of patients that will enroll in its clinical trials;
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
•the Company's financial performance;
•the sufficiency of existing capital resources to fund future operating expenses and capital expenditure requirements, and the Company's ability to raise additional capital;
•expectations regarding the period during which the Company will qualify as an emerging growth company under the JOBS Act; and
•the Company's anticipated use of its existing resources.
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that it believes may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, these forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in the Company's forward-looking statements may not be achieved or occur and actual results could differ materially from those
i

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
ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$143,364	$193,372
Restricted cash	61	61
Accounts receivable, net	5,736	6,656
Inventory, net	4,094	6,086
Prepaid expenses and other current assets	14,099	9,075
Total current assets	167,354	215,250
Property and equipment, net	2,557	2,497
Investment - related party	886	886
Other assets	3,223	1,082
Right-of-use assets, net	2,700	2,902
Total Assets	$176,720	$222,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,596	$6,496
Accrued expenses and other current liabilities	19,715	21,511
Lease liabilities	715	795
Total current liabilities	23,026	28,802
Lease liabilities, non-current	2,004	2,118
Long-term debt, net	90,636	89,815
Other liabilities	5,061	2,345
Total Liabilities	120,727	123,080
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 0 outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,662,697 and 26,579,585 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	359,268	354,920
Accumulated deficit	(303,302)	(255,410)
Total Stockholders’ Equity	55,993	99,537
Total Liabilities and Stockholders’ Equity	$176,720	$222,617
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$2,704	$—
Total revenue	2,704	—
Cost of product revenue	336	—
Operating expenses:
Sales and marketing	26,966	4,567
General and administrative	12,932	8,525
Research and development	4,681	5,828
Total operating expenses	44,579	18,920
Loss from operations	(42,211)	(18,920)
Other (expense) income, net
Interest expense	(3,066)	—
Other (expense) income, net	(2,615)	11
Total other (expense) income, net	(5,681)	11
Net loss and comprehensive loss	$(47,892)	$(18,909)
Net loss per share, basic and diluted	$(1.80)	$(0.73)
Weighted average shares outstanding, basic and diluted	26,631,577	25,924,096

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,579,585	$27	$354,920	$(255,410)	$99,537
Net loss	—	—	—	(47,892)	(47,892)
Issuance of common stock upon exercise of stock options	69,930	—	76	—	76
Issuance of common stock upon vesting of restricted stock units	20,618	—	—	—	—
Shares withheld for taxes	(7,436)	—	(87)	—	(87)
Stock-based compensation expense	—	—	4,359	—	4,359
Balance at March 31, 2022	26,662,697	$27	$359,268	$(303,302)	$55,993

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(47,892)	$(18,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,359	2,680
Depreciation	74	23
Amortization and accretion of long-term debt related costs	998	—
Reduction in the carrying amount of the right-of-use assets	253	110
Provision for inventory obsolescence	175	—
Change in fair value of net embedded derivative liability	2,690	—
Changes in assets and liabilities:
Accounts receivable, net	920	—
Inventory	(412)	—
Prepaid expenses and other current assets	(5,024)	(2,949)
Other assets	(9)	(30)
Accounts payable	(3,949)	4,812
Lease liabilities	(245)	(109)
Accrued expenses and other current liabilities	(1,669)	(2,158)
Other liabilities	26	—
Net cash used in operating activities	(49,705)	(16,530)
Cash flows from investing activities
Purchases of property and equipment	(85)	(340)
Net cash used in investing activities	(85)	(340)
Cash flows from financing activities
Payment of deferred offering costs	—	(23)
Repayment of long-term debt	(207)	—
Payment of withholding taxes related to stock-based compensation to employees	(87)	—
Proceeds from the exercise of stock options	76	218
Net cash (used in) provided by financing activities	(218)	195
Net decrease in cash, cash equivalents and restricted cash	(50,008)	(16,675)
Cash, cash equivalents and restricted cash at the beginning of the period	193,433	192,646
Cash, cash equivalents and restricted cash at the end of the period	$143,425	$175,971

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$143,364	$175,910
Restricted cash	61	61
Cash, cash equivalents and restricted cash	$143,425	$175,971
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$2,067	$—
Non-cash investing and financing activities:
Accrued property and equipment	$49	$—
Right-of-use assets acquired through leases	$50	$344
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements

1.    Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business

Oyster Point Pharma, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. On October 15, 2021, TYRVAYA® (varenicline solution) Nasal Spray (TYRVAYA Nasal Spray), formerly referred to as OC-01 (varenicline solution) nasal spray, a highly selective nicotinic acetylcholine receptor (nAChR) agonist, was approved by the U.S. Food and Drug Administration (FDA) for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis.

Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $47.9 million for the three months ended March 31, 2022, and had an accumulated deficit of $303.3 million as of March 31, 2022. The Company had cash and cash equivalents of $143.4 million as of March 31, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In the second half of 2021, the Company secured debt capital in the form of a $125.0 million long-term credit facility (the Credit Agreement), to finance its operations, as further described in Note 8, Long-term Debt. The Company is also a party to a license agreement with Ji Xing Pharmaceuticals Limited (Ji Xing), according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. In addition, the Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $2.7 million for the three months ended March 31, 2022.

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months from the date these condensed financial statements are issued, and that the future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray and raising additional capital. Management believes that it may be able to raise such additional capital, including by drawing up to $30.0 million on the third tranche of the Credit Agreement, raising up to $100.0 million of equity capital through its at-the-market sales agreement with Cowen and Company, LLC, and potentially receiving upfront and milestone payments through collaborative or strategic arrangements to license its OC-01 intellectual property in additional non-U.S. regions and/or intellectual property related to its pipeline assets worldwide. The Company’s ability to draw on the third tranche of the Credit Agreement is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments of at least $5.0 million at all times in a deposit account subject to control by the lender. If the Company is in violation of this covenant and an event of default resulting from such violation is continuing, the lender could exercise remedies, including but not limited to, the acceleration of all outstanding debt under the Credit Agreement. In addition, the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Finally, although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and demand from investors, among other factors. There can be no assurance that the Company will be successful in commercializing TYRVAYA Nasal Spray or raising this additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to successfully commercialize TYRVAYA Nasal Spray and raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay or reduce the scope of its marketing and commercialization efforts or make other changes to its operating plan, which could materially and adversely affect the Company's business, financial condition and operations. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline of product candidates, including future clinical trials, will be successful.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Additionally, if the Company decides to enter into additional license agreements or other collaborative or strategic arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize TYRVAYA Nasal Spray, as well as other product candidates in the pipeline, or may have other terms that are not favorable to the Company, which could materially and adversely affect its business, results of operation and financial condition.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern. The propriety of assuming that the Company will continue as a going concern is dependent upon, among other things, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet the Company’s obligations as they become due. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these condensed financial statements are issued.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the ability to secure sufficient capital to fund operations, competition from other companies’ products, the availability and sufficiency of third-party payor coverage and reimbursement, compliance with laws and government regulations, the ability to develop and bring to market new products, protection of proprietary technology, and dependence on third parties and key personnel.

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, the Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company related to intellectual property, product, regulatory, or other matters; and the Company’s ability to attract and retain employees necessary to support its growth.

Product candidates developed by the Company require approval from the FDA and/or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company's product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a material adverse impact on the Company.

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

For the three months ended March 31, 2022, a majority of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors, and the Company may continue to rely on a limited number of wholesale drug distributors for the distribution of TYRVAYA Nasal Spray. If the Company is unable to maintain its business relationships with wholesale drug distributors on commercially acceptable terms, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the three months ended March 31, 2022. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic on its business, including the potential impact of the pandemic on the commercial launch of TYRVAYA Nasal Spray and its acceptance by patients and prescribers, and any potential supply-chain challenges, as well as the potential impact of the pandemic on its pipeline and the conduct of clinical trials and preclinical

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
studies In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees and investing in personal protective equipment for the return to the office. The Company commenced a voluntary return to the office for its employees in March 2022. The Company’s sales force is primarily working in-person and has been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

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

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of March 31, 2022 and December 31, 2021, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Significant Accounting Policies Update

The Company’s significant accounting policies are disclosed in Note 1, Nature of Business, in the Annual Report on Form 10-K for the year ended December 31, 2021. The Company updated its stock-based compensation accounting policy, as described below, in connection with the Performance Stock Units (PSUs) granted during the three months ended March 31, 2022.

Stock-Based Compensation - Performance Stock Units

In January 2022, the Company granted PSUs to certain executive officers, as further described in Note 6, Stockholders' Equity and Equity Incentive Plans. The PSUs are subject to vesting based on the Company’s attainment of pre-established performance milestones and service conditions. The performance milestones are comprised of two non-market milestones and one market milestone.

The fair value of the non-market milestones is based on the market price of the Company’s stock as of the date of grant. The fair value of the market performance milestone is estimated using a Monte Carlo simulation. The probability of the number of

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
actual shares expected to be earned is considered in the grant date valuation, and therefore, stock-based compensation expense is not adjusted at the vesting date to reflect the actual number of shares earned.

The Company records stock-based compensation expense over the estimated service period for each performance-based milestone subject to the achievement of the milestones being considered probable. At each reporting date, the Company assesses whether achievement of the milestones are considered probable and, if so, records stock-based compensation expense based on the portion of the service period elapsed to date with respect to the milestones, with a cumulative catch-up.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by the Company as of the specified effective date. For the three months ended March 31, 2022, there were no newly adopted accounting pronouncements that had a material impact to the Company's condensed financial statements. As of March 31, 2022, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact the Company's condensed financial statements.

Reclassification

Beginning in 2021, sales and marketing expenses are reported separately from selling, general and administrative expenses in the Company’s statements of operations and comprehensive loss. The condensed statement of operations and comprehensive loss for the three months ended March 31, 2021 has been conformed to separately present sales and marketing expenses.

2.    Inventory

Inventory, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,128	$2,524
Work in process	2,256	3,053
Finished goods	710	509
Inventory, net	$4,094	$6,086

Raw materials in the amount of $2.2 million are not expected to be incorporated into products that will be sold within the next 12 months and are included in other assets on the condensed balance sheet as of March 31, 2022.

3.    Fair Value Measurements

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

As further discussed in Note 8, Long-term Debt, in connection with entering into a Credit Agreement in 2021, the Company is required to make quarterly payments to OrbiMed Royalty & Credit Opportunities III, LP (OrbiMed) in the form of a revenue sharing fee, which was evaluated under ASC 815-40, Derivatives and Hedging, and determined to be an embedded derivative liability. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with other fees and payments required under the term loan. This prepayment option has been determined to qualify as an embedded derivative asset under ASC 815-40, Derivatives and Hedging. Lastly, the term loan contains a lender-held put option that requires the Company to repay $5 million of the outstanding principal amount of the term loan if the Company fails to achieve certain pre-defined levels of OC-01 net recurring revenues for the trailing four quarters, which commences with the quarter ending December 31, 2022 and continues through the maturity of the term loan.

These three embedded derivatives have been bifurcated and netted to result in a net embedded derivative liability, which is classified as a Level 3 financial liability in the fair value hierarchy as of March 31, 2022. The net embedded derivative liability is recorded in other liabilities on the Company's condensed balance sheets.

The valuation method for the embedded derivatives includes certain unobservable Level 3 inputs including revenue projections, probability and timing of future cash flows, discount rates and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded in other (expense) income, net in the Company’s condensed statements of operations and comprehensive loss.

The following table reconciles the beginning and ending balances for the Company’s net embedded derivative liability that is carried at fair value as a long-term liability on the Company's condensed balance sheets using significant unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2022

Beginning balance as of January 1	$2,345
Change in fair value of the net embedded derivative liability	2,690
Ending balance as of March 31	$5,035

As of March 31, 2022, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of March 31, 2022
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	119,378	—	—	119,378
Total assets	$119,378	$—	$—	$119,378
Liabilities:
Net embedded derivative liability	—	—	5,035	5,035
Total liabilities	$—	$—	$5,035	$5,035

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
As of December 31, 2021, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	162,376	—	—	162,376
Total assets	$162,376	$—	$—	$162,376
Liabilities:
Net embedded derivative liability	—	—	2,345	2,345
Total liabilities	$—	$—	$2,345	$2,345

Money market funds are included in cash and cash equivalents on the Company's condensed balance sheets and are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices.

The carrying amounts reflected in the Company's condensed balance sheets for cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair values, due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Investment - Related Party

The Company accounts for the senior common shares received under a collaboration and license agreement with Ji Xing Pharmaceuticals Limited (Ji Xing), as a non-marketable equity investment (the Investment). Ji Xing is an entity affiliated with RTW Investments, LP. RTW Investments, LP, is one of the Company's beneficial owners and, as a result, the Investment is considered to be a related party transaction. The Investment is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an identical or similar investment of Ji Xing. There was no impairment expense recorded for the Investment during the three months ended March 31, 2022.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$798	$585
Furniture and fixtures	73	73
Leasehold improvements	263	226
Marketing equipment	258	258
Office equipment	68	68
Construction-in-progress	1,408	1,524
Total property and equipment	$2,868	$2,734
Accumulated depreciation	(311)	(237)
Property and equipment, net	$2,557	$2,497

5.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued gross-to-net deductions	$4,163	$4,837
Accrued compensation	8,014	9,153
Accrued professional services	6,109	5,451
Accrued research and development expense	1,145	1,243
Accrued other expense	284	827
Total accrued expenses and other current liabilities	$19,715	$21,511

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Stockholders' Equity and Equity Incentive Plans

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards as well as reserved common stock for future issuance is as follows:

	March 31, 2022	December 31, 2021
Outstanding options under the 2016 Equity Incentive Plan (the 2016 Plan)	1,863,246	1,935,240
Outstanding options under the 2019 Equity Incentive Plan (the 2019 Plan)	3,148,375	2,078,232
Outstanding options under the 2021 Equity Inducement Plan (the 2021 Plan)	456,900	270,600
Outstanding performance stock units (PSUs) under the 2019 Plan	444,500	—
Unvested restricted stock units (RSUs) under the 2019 Plan	397,304	179,149
Equity awards available for grant under the 2019 Plan (1)	854,755	1,535,488
Equity awards available for grant under the 2021 Plan	193,100	379,400
Shares reserved for purchase under the Employee Stock Purchase Plan (the ESPP) (2)	491,242	225,447
Total	7,849,422	6,603,556

(1) Effective January 1, 2022, in connection with the evergreen provision contained in the 2019 Plan, an additional 1,070,967 shares of common stock were reserved for issuance under the 2019 Plan, including 7,784 shares of common stock that have become available for issuance under the 2019 Plan as a result of the forfeiture, termination, tender to or withholding for payment of an exercise price or for tax withholding obligations, expiration or repurchase of stock options, restricted stock units or other stock awards that had been granted under the 2016 Plan, pursuant to the terms of the 2019 Plan.

(2) Effective January 1, 2022, in connection with an evergreen provision contained in the ESPP, an additional 265,795 shares of common stock were reserved for issuance under the ESPP.

Performance Stock Units

In January 2022, the Company granted PSUs to certain executive officers. The PSUs are subject to vesting based on the Company’s attainment of pre-established performance milestones and service conditions. The performance milestones are comprised of two non-market milestones and one market milestone. The non-market performance milestones are subject to attaining certain forecasted net product revenues and future prescriptions of TYRVAYA Nasal Spray, and the market performance milestone is subject to (i) at least one of the non-market milestones being met and (ii) attaining total shareholder return based on the change in the price of the Company's common stock. Depending on the terms of the PSUs and the outcome of the performance milestones, a recipient may ultimately earn 0% to 125% (as specified for each PSU grant) of the target number of PSUs granted.

The number of PSUs that may vest and be issued are based upon the determination of the Compensation Committee of the Company's Board of Directors that one or more of the three performance milestones are achieved in the period beginning on the vesting commencement date of January 1, 2022 and ending on June 30, 2023, with the PSUs vesting on July 1, 2024, subject to the participant continuing their service through such vesting date.

The fair value of the non-market milestones is based on the market price of the Company’s stock as of the date of grant. The fair value of the market performance milestone is estimated using a Monte Carlo simulation. The probability of the number of actual shares expected to be earned is considered in the grant date valuation, and therefore, stock-based compensation expense is not adjusted at the vesting date to reflect the actual number of shares earned. The Monte Carlo simulation assumes that at least one of the non-market milestones are met and includes the following assumptions:

•Expected term - 1.48 years.
•Expected volatility - Historical volatility of the Company's common stock price over a lookback period that is commensurate to the performance period, which is 61.3%.
•Risk-free interest rate - The Interpolated Constant Maturity U.S. Treasury Curve, which is 0.64%.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
•Expected dividend rate - The Company has estimated the dividend yield to be zero.

The Company records stock-based compensation expense over the estimated service period for each performance-based milestone subject to the achievement of the milestones being considered probable. At each reporting date, the Company assesses whether achievements of the milestones are considered probable and, if so, records stock-based compensation expense based on the portion of the service period elapsed to date with respect to the milestones, with a cumulative catch-up. The Company did not record stock-based compensation expense related to the PSUs during the three months ended March 31, 2022.

Stock Options
The following table summarizes stock option activity under the 2016 Plan, the 2019 Plan and the 2021 Plan during the three months ended March 31, 2022 (in thousands, except shares, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,284,072	$13.54	8.1	$28,874
Options granted	1,268,995	15.52		—
Options exercised	(69,930)	1.09		995
Options forfeited	(14,616)	16.17		12
Outstanding at March 31, 2022	5,468,521	14.15	8.3	12,193
Shares vested and exercisable as of March 31, 2022	2,111,311	10.84	7.1	10,526
Vested and expected to vest as of March 31, 2022	5,468,521	$14.15	8.3	$12,193
The weighted average fair value of options granted during the three months ended March 31, 2022 was $11.47 per share. As of March 31, 2022, the total unrecognized stock-based compensation expense for stock options was $36.7 million, which is expected to be recognized over a weighted average period of 3.0 years.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

Restricted Stock Units
The RSUs are granted to the Company's directors and employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.
Activity with respect to the Company's restricted stock units during the three months ended March 31, 2022 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	179,149	$17.52	2.4	$3,271
Restricted stock units granted	239,223	15.74		3,765
Restricted stock units vested	(20,618)	18.77		241
Restricted units forfeited	(450)	16.00		5
Outstanding at March 31, 2022	397,304	16.39	3.1	4,625
Unvested and expected to vest as of March 31, 2022	397,304	$16.39	3.1	$4,625
As of March 31, 2022, the total unrecognized stock-based compensation expense for RSUs was $5.5 million which is expected to be recognized over a weighted average period of 3.3 years.

Stock-Based Compensation Expense
The following is a summary of stock-based compensation expense by function recognized (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$1,252	$524
General and administrative	2,475	1,790
Research and development	632	366
Total stock-based compensation expense	$4,359	$2,680

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
7.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(47,892)	$(18,909)
Denominator:
Weighted average shares outstanding, basic and diluted	26,631,577	25,924,096
Net loss per share, basic and diluted	$(1.80)	$(0.73)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2022	2021
Options to purchase common stock	5,468,521	4,033,044
Unvested restricted stock units	397,304	140,595
Shares committed under the ESPP	80,275	—
Total	5,946,100	4,173,639

8.    Long-term Debt

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into the Credit Agreement with OrbiMed as administrative agent and initial lender. The term loan underlying the Credit Agreement matures on August 5, 2027 and is structured for full principal repayment at maturity. The term loan bears interest at the secured overnight financing rate (with a floor of 0.40% per annum) plus a spread of 8.10% per annum.

The Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee in an amount equal to 3.0% of all net revenue from fiscal year net sales and licenses of OC-01 up to $300.0 million and 1% of all revenue from fiscal year sales and licenses of TYRVAYA Nasal Spray in excess of $300.0 million and up to $500.0 million, subject to caps on such fiscal year net sales and license revenues. As of March 31, 2022, the Company has accrued $0.1 million for the revenue sharing fee which is classified in accrued expenses and other current liabilities on the Company's condensed balance sheet.

The discount created by the bifurcated net embedded derivative liability, together with the exit fee, the buyout amount, and any debt issuance fees attributable to the drawn tranches are deferred and amortized using the effective interest method over the life of the term loan, which resulted in an effective interest rate of 13.98% on the loan as of March 31, 2022.

In connection with entering into the Credit Agreement the Company incurred loan commitment fees, which were capitalized and recorded in other assets on the Company's condensed balance sheet as of March 31, 2022. The Company amortizes loan commitment fees on a straight-line basis over the term of the loan commitment. Undrawn loan commitment fees, net of accumulated amortization, were $0.5 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The balances of the long-term debt, debt issuance and discount costs, net of amortization and accretion recorded on the Company's condensed balance sheet were as follows:

	March 31, 2022	December 31, 2021
Long-term debt	$95,000	$95,000
Debt issuance and discount costs, net of amortization	(4,364)	(5,185)
Long-term debt, net	$90,636	$89,815

During the three months ended March 31, 2022, the Company recorded interest expense of $3.1 million, of which $1.0 million related to the amortization of the loan commitment fees and accretion of the debt issuance and discount costs.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to the Company’s ability to enter into certain forms of indebtedness, as well as to pay dividends and other restricted payments. The Credit Agreement also includes provisions for customary events of default. The Credit Agreement requires compliance with a minimum liquidity covenant of $5.0 million. The Company was in compliance with the minimum liquidity requirement as of March 31, 2022.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
9.    Leases
The Company is party to non-cancelable operating leases for office and laboratory space in New Jersey and Massachusetts.
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
The Company leases certain office equipment under finance leases with remaining lease terms of less than 4.2 years.
Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,645	$2,884
Finance lease right-of-use assets	55	18
Total right-of-use assets	$2,700	$2,902

Operating lease liabilities	$684	$779
Finance lease liabilities	31	16
Total lease liabilities	$715	$795

Operating lease liabilities, non-current	$1,974	$2,114
Finance lease liabilities, non-current	30	4
Total lease liabilities, non-current	$2,004	$2,118

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of March 31, 2022	Finance Leases	Operating Leases	Total
2022 (remainder)	$25	$634	$659
2023	22	666	688
2024	16	572	588
2025	—	562	562
2026	—	525	525
Total undiscounted cash flows	63	2,959	3,022
Less: imputed interest	(2)	(301)	(303)
Total lease liabilities	61	2,658	2,719
Less: current portion	(31)	(684)	(715)
Lease liabilities	$30	$1,974	$2,004
Rent expense was $0.3 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

10.    License and Collaboration Agreements
Ji Xing
In August 2021, the Company entered into a license and collaboration agreement with Ji Xing. The Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. Per the terms of the agreement, the Company is eligible to receive development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02. The Company did not recognize any license or milestone revenue during the three months ended March 31, 2022 or March 31, 2021.

Adaptive Phage Therapeutics

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would make potential development and regulatory milestones payments, as well as the potential to make sales-related milestones and tiered royalty payments of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. The Company has not exercised the option granted under the agreement as of March 31, 2022.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer), which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline solution) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10.0 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250.0 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commenced upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. The Company recorded $0.2 million and no royalty expense during the three months ended March 31, 2022 and 2021, respectively.

11.    Commitments and Contingencies

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three months ended March 31, 2022 and 2021. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

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

Some of the information contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q, the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Executive Summary

Introduction and Overview

Oyster Point Pharma, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. On October 15, 2021, TYRVAYA® (varenicline solution) Nasal Spray (TYRVAYA Nasal Spray), formerly referred to as OC-01 (varenicline solution) nasal spray, a highly selective nicotinic acetylcholine receptor (nAChR) agonist, was approved by the U.S. Food and Drug Administration (FDA) for the treatment of the signs and symptoms of dry eye disease. TYRVAYA Nasal Spray’s highly differentiated mechanism of action is designed to increase basal tear production with a goal to re-establish tear film homeostasis.

The Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $2.7 million for the three months ended March 31, 2022. The Company expects its product revenue to increase if it gains market share and TYRVAYA Nasal Spray obtains insurance coverage from additional third-party payors. The Company generated net losses of $47.9 million and $18.9 million for the three months ended March 31, 2022, and 2021, respectively, and had an accumulated deficit of $303.3 million as of March 31, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company secured debt capital in the form of a long-term credit facility to help finance its operations. The Company expects that its operating expenses will increase as it expands its commercialization of TYRVAYA Nasal Spray, advances its other product candidates through preclinical and clinical development, seeks regulatory approval, and prepares for and, if approved, proceeds to commercialization of its other product candidates, acquires, discovers, validates and develops additional product candidates; obtains, maintains, protects and enforces its intellectual property portfolio.

Recent Events

Approval of the Ji Xing Pharmaceuticals Application to Conduct a Phase 3 Clinical Trial of OC-01 in China

On March 21, 2022, Ji Xing announced that the Center for Drug Evaluation of the National Medical Products Administration of China approved its Clinical Trial Application for the phase 3 clinical trial of OC-01 (varenicline tartrate) nasal spray for the treatment of signs and symptoms of dry eye disease in China. The Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region in August 2021.

Expansion of Commercial Coverage for TYRVAYA Nasal Spray

Effective February 19, 2022, TYRVAYA Nasal Spray was placed on the Express Scripts National Preferred, Basic, and High Performance Formularies, which collectively make up an estimated 26 million lives. Subsequently, formulary coverage for TYRVAYA Nasal Spray has been established with additional third-party payors. According to a third-party syndicated source, TYRVAYA now has commercial coverage for up to approximately 95 million lives, or 52% of all U.S. commercial lives. The Company anticipates receiving coverage determinations for all major commercial payors in the U.S. by mid-2022.

Continued Enrollment of Subjects in the OLYMPIA Phase 2 Clinical Trial of TYRVAYA Nasal Spray for Patients with Neurotrophic Keratopathy

During the three months ended March 31, 2022, the Company continued enrollment of subjects in the OLYMPIA Phase 2 clinical trial of OC-01 for the treatment of Stage 1 Neurotrophic Keratopathy (NK). Enrollment is expected to be completed by the end of 2022.

Additional Pre-Clinical Studies for Enriched Tear Film (ETF™) Gene Therapy to Target Neurotrophic Keratopathy

During the three months ended March 31, 2022, the Company progressed in its multiple pre-clinical studies for the proprietary ETF™ gene therapy with OC-101 (AAV-NGF), a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector containing the human nerve growth factor (NGF) gene for Stage 2/3 NK patients. Earlier pre-clinical study results demonstrated that following AAV transduction of the lacrimal gland, cholinergic activation with OC-01 produced a statistically significant increase of NGF levels in tear film of a rabbit model, as compared to control, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. Additional pre-clinical studies using a porcine model have further demonstrated the capability of ETF Gene Therapy to deliver a protein to the tear film following intralacrimal gland injection.

Research Collaboration with Adaptive Phage Therapeutics, Inc. to Target Ophthalmic Diseases

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would pay potential development and regulatory milestones, as well as potential sales-related milestones and tiered royalties of net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the research collaboration agreement, which was included in research and development expense during the year ended December 31, 2021. The Company has not exercised the option granted under the agreement as of March 31, 2022.

The Impact of the SARS-CoV-2 Virus Pandemic

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the three months ended March 31, 2022. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic as it initiated commercialization of the TYRVAYA Nasal Spray, including potential supply-chain challenges, and the potential impact on its trials, expected timelines and costs, as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the biopharmaceutical industry. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees and investing in personal protective equipment for the return to the office. The Company commenced a voluntary return to the office for its employees in March 2022. The Company’s sales force is primarily working in-person and have been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

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

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the ”Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue:
Product revenue, net	$2,704	$—	$2,704	100%
Total revenue	2,704	—	2,704	100%
Cost of product revenue	336	—	336	100%
Operating expenses:
Sales and marketing	26,966	4,567	22,399	490%
General and administrative	12,932	8,525	4,407	52%
Research and development	4,681	5,828	(1,147)	(20)%
Total operating expenses	44,579	18,920	25,659	136%
Loss from operations	(42,211)	(18,920)	(23,291)	123%
Other (expense) income:
Interest expense	(3,066)	—	(3,066)	100%
Other (expense) income, net	(2,615)	11	(2,626)	N/M
Total other (expense) income, net	(5,681)	11	(5,692)	N/M
Net loss and comprehensive loss	$(47,892)	$(18,909)	$(28,983)	153%

N/M - Not Meaningful.

Product Revenue, Net

Product revenue, net was $2.7 million for the three months ended March 31, 2022, and was related to sales of TYRVAYA Nasal Spray, which was launched in the U.S. in November 2021. Approximately 19,000 TYRVAYA Nasal Spray prescriptions, written by over 4,500 unique eye care professionals, were filled during the three months ended March 31, 2022. The Company did not generate any revenues from product sales during the three months ended March 31, 2021.

Cost of Product Revenue

Cost of product revenue for the three months ended March 31, 2022 was $0.3 million. Cost of product revenue consisted of product royalty expenses, third-party manufacturing costs, reserves for inventory obsolescence and material costs of $0.7 million. This was partially offset by a $0.4 million supplier credit recognized during the three months ended March 31, 2022. In preparation of the commercial launch, the Company expensed to research and development expense all material costs related to inventory produced prior to the FDA approval date of TYRVAYA Nasal Spray on October 15, 2021 (pre-approval inventory). Because pre-approval inventory was charged to research and development expense, the unit cost of product revenue will be lower until the Company fully utilizes product manufactured prior to the FDA approval date of TYRVAYA Nasal Spray.

Sales and Marketing

Sales and marketing expense increased by $22.4 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher payroll-related expenses of $11.6 million, inclusive of an increase in stock-based compensation of $0.7 million, as well as sales commission expense, which was driven by onboarding a commercial field force in the second half of 2021. The Company also incurred higher marketing expenses of

$8.5 million in connection with advertising, sample expense, trade shows, and other marketing efforts related to the launch of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by additional payroll-related expenses of $2.6 million due to an increase in headcount to support the Company's business operations, inclusive of an increase in stock-based compensation of $0.7 million. The Company also incurred higher other general and administrative expenses of $1.3 million, compared to the three months ended March 31, 2021 related to accounting, legal, insurance and other professional services. The increase in other general and administrative expense was driven by the Company's transition from a clinical-stage to a commercial stage company.

Research and Development Expenses

Research and development expenses decreased by $1.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to decreased research and development activity relating to OC-01 following its approval by the FDA on October 15, 2021.

Interest Expense

The Company incurred $3.1 million of interest expense during the three months ended March 31, 2022, which related to the Credit Agreement with OrbiMed entered into in August 2021. Interest expense for the three months ended March 31, 2022 included contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs. The Company had no interest expense during the three months ended March 31, 2021.

Other (Expense) Income, net

Other (expense) income, net, for the three months ended March 31, 2022 consisted of a $2.7 million change in the fair value of the net embedded derivative liability, which was recorded in connection with the Company's Credit Agreement with OrbiMed, partially offset by interest earned on money market funds. Other (expense) income, net, for the three months ended March 31, 2021 primarily consisted of interest income earned on money market funds.

Liquidity and Capital Resources

Sources of Liquidity

The Company's principal sources of liquidity include cash on hand and borrowings under the Company's Credit Agreement with OrbiMed, as further described in Note 8, Long-term Debt, to the Company's condensed financial statements. The Company has $30.0 million remaining under the credit facility, which may be funded, at the option of the Company, on or prior to June 30, 2023, upon the Company having received at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period prior to March 31, 2023, among other conditions.

As of March 31, 2022, and December 31, 2021, the Company had cash and cash equivalents of $143.4 million and $193.4 million, respectively.

The Company is party to an at-the-market sales agreement with Cowen and Company, LLC (Agent), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through the Agent. As of March 31, 2022, the Company had not sold any shares of common stock pursuant to the sales agreement and $100.0 million in shares remained available under the sales agreement.

Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $47.9 million and $18.9 million for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $303.3 million as of March 31, 2022. The Company has cash and cash equivalents of $143.4 million as of March 31, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company entered into the Credit Agreement with OrbiMed to help finance its operations. The Company is also a party to a license agreement with Ji Xing, according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. On October 15, 2021, the Company's first product, TYRVAYA Nasal Spray, was approved by the FDA for treatment of signs and symptoms of dry eye disease. The Company commenced commercial shipments of TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $2.7 million in the three months ended March 31, 2022.

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, the Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the ability to secure sufficient capital to fund operations, competition from other companies’ products, the availability and sufficiency of third-party payor coverage and reimbursement, compliance with law and government regulations, the ability to develop and bring to market new products, protection of proprietary technology, and dependence on third parties and key personnel. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months from the date these financial statements are issued without generating positive cash flows through product sales and by raising additional capital from outside sources. The future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray, its ability to draw on the $30.0 million third tranche of the long-term credit facility, as further described in Note 8, Long-term Debt, and raise additional capital through equity offerings, including through the Company's at-the-market sales program, or other collaborative or strategic arrangements. The Company’s ability to draw on the third tranche is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments, as defined, of at least $5.0 million at all times in a deposit account subject to control by the lender. If the Company is in violation of this covenant and as long as an event of default resulting from such violation is continuing, the lender could exercise remedies, which include but are not limited to, the acceleration of all outstanding debt under the Credit Agreement. In addition, the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and the demand from investors. There can be no assurance that the Company will be successful in raising this additional capital or that such capital, if available, will be on terms that are acceptable to the Company.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows from operations, and obtaining additional financing from outside sources. If adequate funds are unavailable on a timely basis from operations and additional sources of financing, the Company may have to delay or reduce the scope of its marketing and commercialization efforts or make other changes to its operating plan, which could materially and adversely affect the Company's business, financial condition and operations.

Future Funding Requirements

The Company’s primary uses of capital have been, and the Company expects will continue to be, developing and commercializing TYRVAYA Nasal Spray, including the costs and timing associated with marketing activities, patient services, obtaining third-party payor coverage and reimbursement and maintaining regulatory compliance. The Company also expects that it will continue to use capital to advance its clinical and preclinical development programs.

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
•the Company's ability to manufacture products, the reliability of its supply chain, labor shortages, backlog and any increase in costs as a result of inflation;
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

The SARS-CoV-2 virus pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. Adequate funding may not be available to the Company on acceptable terms or at all, and any uncertainty and volatility in capital markets caused by the SARS-CoV-2 virus pandemic, or other events may negatively impact the availability and cost of capital. The Company's failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce, or eliminate certain commercial expenses, including in selling, general and administrative expenses, as well as delay, reduce, or eliminate one or more of its research or development programs. The Company may also be required to sell or license to others, rights to its product candidates in certain territories or indications that it would prefer to develop and commercialize itself. The Company may seek to raise capital through private or public equity or debt offerings, or collaborative and other arrangements. If the Company chooses to enter into collaborations and other arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize the product candidates or may have other terms that are not favorable to the Company, which could materially affect its business, results of operation and financial condition.

See those factors set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for additional risks associated with the Company's substantial capital requirements.

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash (used in) provided by:
Operating activities	$(49,705)	$(16,530)	$(33,175)
Investing activities	(85)	(340)	255
Financing activities	(218)	195	(413)
Net decrease in cash and cash equivalents, and restricted cash	$(50,008)	$(16,675)	$(33,333)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022, was $49.7 million, which was due to net loss, adjusted for non-cash items, in the amount of $39.3 million, and higher working capital needs in the amount of $10.4 million. The higher working capital needs were primarily driven by the Company's commercial launch of TYRVAYA Nasal Spray in November 2021, which resulted in increases in prepaid expenses and other current assets of $5.0 million and inventory of $0.4 million, partially offset by decreases in accounts receivable of $0.9 million. In addition, there were decreases in accounts payable of $3.9 million and accrued expenses and other current liabilities of $1.7 million, primarily due to the timing of payments to vendors.

Net cash used in operating activities during the three months ended March 31, 2021, was $16.5 million, which was due to net loss, adjusted for non-cash items, in the amount of $16.1 million and higher working capital needs in the amount of $0.4 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily related to partial payments for equipment to be used in manufacturing of TYRVAYA Nasal Spray during the three months ended March 31, 2021.

Cash Flows Used in and Provided by Financing Activities

Net cash provided by financing activities decreased by $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $0.2 million revenue sharing fee paid to OrbiMed and payment of withholding taxes related to stock based compensation to the Company's employees, in addition to lower proceeds from the exercise of the options.

Contractual Obligations and Commitments

As of March 31, 2022, other than noted above, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

The Company's financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported revenues and expenses incurred during the reporting periods. The Company bases its estimates on historical experience, terms of existing contracts, commonly accepted industry practices and on other assumptions that it believes are reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The future effects of the SARS-CoV-2 virus pandemic on the Company's results of operations, cash flows, and financial position are unclear, however the Company believes it has used reasonable estimates and assumptions in preparing the interim condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies and estimates are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company periodically reviews its accounting policies, estimates and assumptions and makes adjustments when facts and circumstances dictate. In addition to the accounting policies that are described in the Company's 2021 Annual Report on Form 10-K, the following critical accounting policies were updated during the three months ended March 31, 2022:

Stock-Based Compensation - Performance Stock Units

As described in Note 6, Stockholders' Equity and Equity Incentive Plans, the Company granted PSUs to certain executive officers in January 2022. The issuance of the PSUs is contingent upon meeting several performance milestones, as provided for in the PSU award agreements. The non-market performance milestones are subject to attaining certain forecasted net product revenues and future prescriptions of TYRVAYA Nasal Spray, and the market performance milestone is tied to total shareholder return based on the change in the price of the Company's common stock. The measurement of stock-based compensation expense for the PSUs considers the probability of achievement of the non-market milestones. The forecasted net product revenue and future prescriptions of TYRVAYA Nasal Spray involve management's judgment, which, in and of themselves, could materially affect the measurement of the stock-based compensation cost of the PSUs as reported in the financial statements and related footnote disclosures. The fair value of the market milestone was estimated using a Monte Carlo simulation in a risk-neutral framework and includes an assumption that at least one of the non-market milestones are met, in addition to the assumptions described in Note 6, Stockholders' Equity and Equity Incentive Plans.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1, Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Company's unaudited interim condensed financial statements included in this Quarterly Report.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company's Credit Agreement is a variable rate term loan credit facility, which subjects the Company to the risk of loss associated with movements in market interest rates. As of March 31, 2022, a 1% change in interest rates would result in less than a $0.9 million change in interest expense on a rolling twelve-month basis.

In addition, as of March 31, 2022, the Company had cash equivalents of $143.4 million, consisting of interest-bearing money market funds, which would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, a change in interest rates would not have a material effect on the Company's interest income generated from its money-market funds.

In March 2022, the U.S. Federal Reserve raised its benchmark federal funds interest rate by a quarter percentage point to a range between 0.25% to 0.50% in an effort to address rising concerns about inflation in the U.S. economy. Many economists have projected that the Federal Reserve will raise interest rates several more times in 2022 and 2023 to a projected high of 2.75% by the end of 2023, which may affect the Company’s future cost of borrowing and returns on its interest-bearing money market funds.

Inflation

Inflationary factors such as increases in the cost of the Company's component products and overhead costs may adversely affect operating results. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on the Company's ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of the Company's products do not increase with these increased costs.

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings.
None.

ITEM 1A — Risk Factors.

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2021.

The Company believes its current cash and cash equivalents may not be sufficient to fund its business for the next twelve months from the date these condensed financial statements are issued, raising substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2022, the Company had approximately $143.4 million of cash and cash equivalents. Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q without generating positive cash flows through increased product sales and by raising additional capital from outside sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the filing of this Quarterly Report on Form 10-Q. In addition, the Company’s current operating plan is based on current assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. The Company may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease its operations if it is unable to obtain additional funding to support its current business plan. Management’s plans to finance the Company’s operations are described in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Business disruptions could seriously harm the Company's future revenue and financial condition and increase its costs and expenses.

The Company's operations, and those of its CROs, CMOs, suppliers, and other third-party contractors and consultants upon which the Company relies, could be subject to wildfires, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war (including trade wars), political instability or other conflicts, and other natural or man-made disasters or other events outside of the Company's control that could disrupt business. The occurrence of any of these business disruptions could seriously harm the Company's operations and financial condition and increase its costs and expenses. For example, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government and other governments have imposed certain sanctions against Russia. The invasion of Ukraine by Russia and the retaliatory measures that have been taken, or could be taken in the future, by the United States and other countries have created global security concerns that could result in a broader regional conflict and otherwise have a lasting impact on regional and global economies or adversely affect the Company’s business, its supply chain or its collaborators. Further, the Company may be subject to elevated cybersecurity risk due to the ongoing conflict between Russia and Ukraine. In addition, the Company relies on third-party manufacturers to produce TYRVAYA Nasal Spray and its other product candidates. The Company's ability to obtain supplies necessary to develop and manufacture TYRVAYA Nasal Spray and its other product candidates, or other necessary supplies, could be disrupted if the operations of the Company’s suppliers are affected by a man-made or natural disasters or other business interruptions, including due to the ongoing conflict between Russia and Ukraine. Damage or extended periods of interruption to the Company’s corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause the Company to cease or delay the marketing of TYRVAYA Nasal Spray, or the development of some or all of its product candidates. Although the Company maintains property damage and business interruption insurance coverage, the insurance might not cover all losses under such circumstances and the Company's business may be seriously harmed by such delays and interruptions.

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

The ongoing conflict between Russia and Ukraine and related sanctions could significantly devalue our Russian, Belarusian, and Eurasian patents and/or patent applications. Recent Russian decrees may also significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

The Company is exposed to interest rate risk under the Credit Agreement, which could cause the Company’s debt service obligations to increase significantly.

The Company is exposed to market risk from changes in interest rates. The term loan underlying the Credit Agreement is based on the Secured Overnight Funding Rate (SOFR), a floating rate, subject to a minimum rate set in the Credit Agreement. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the SOFR above the set minimum rate would increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

Market and economic conditions may negatively impact the Company's business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russian and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in March 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 8.5% from the same month a year ago, which represents the largest CPI increase since December of 1981. The Company's general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, third-party payers, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39112	3.1	November 5, 2019
3.2	Amended and Restated Bylaws	8-K	001-39112	3.2	November 5, 2019
10.1*†	Consulting Services Agreement, dated as of March 14, 2022, between Oyster Point Pharma, Inc. and William J. Link.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OYSTER POINT PHARMA, INC.

Date: May 5, 2022	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: May 5, 2022	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer