Form 10-Q
period 2022-06-30
Oyster Point Pharma, Inc.
filed 2022-08-11
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission File Number: 001-39112

OYSTER POINT PHARMA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1030955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
202 Carnegie Center, Suite 106 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
202 Carnegie Center, Suite 109 Princeton, New Jersey	08540
(Former address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 382-9032

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	OYST	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No ☒
As of August 5, 2022, the registrant had 26,831,485 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements contained in this Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, such forward-looking statements can be identified by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•plans relating to commercializing TYRVAYA® (varenicline solution) Nasal Spray and the Company's other product candidates, if approved, including the geographic areas of focus and sales strategy;
•the commercial success of TYRVAYA Nasal Spray and the Company’s other product candidates, once approved, and the availability and sufficiency of third-party payor coverage and reimbursement in connection with such products;
•the extent to which third-party coverage and reimbursement will be available from third-party payors, including government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid), private healthcare insurers and other healthcare funding organizations for TYRVAYA Nasal Spray and the Company’s other product candidates;
•the likelihood of the Company being able to maintain or obtain additional insurance coverage from additional third-party payors and expand the commercial coverage with respect to TYRVAYA Nasal Spray;
•the likelihood of the Company's clinical trials demonstrating the safety and efficacy of its product candidates, and other positive results;
•the timing of the initiation of the Company's future clinical trials, and the reporting of data from completed, current and future clinical trials and preclinical studies;
•plans relating to the clinical development of the Company's product candidates, including the size, number and disease areas to be evaluated;
•the size of the market opportunity for the Company's products and product candidates;
•the success of competing therapies that are or may become available;
•the Company's estimates of the number of patients in the U.S. and other countries who suffer from dry eye and other ophthalmic diseases, and the number of patients that will enroll in its clinical trials;
•the beneficial characteristics, safety, efficacy and therapeutic effects of TYRVAYA Nasal Spray and the Company's other product candidates;
•the timing, likelihood or scope of regulatory filings and approvals for its product candidates;
•the Company's ability to obtain and maintain regulatory approval of its product candidates;
•the Company's plans relating to the further development and manufacturing of its products and product candidates, including additional indications for which it may pursue;
•the expected potential benefits of strategic collaborations with third parties and the Company's ability to attract collaborators with development, regulatory and commercialization expertise;
•the availability or likelihood of success of any strategic collaborations with third parties for the development or commercialization of the Company’s products and product candidates;
•existing regulations and regulatory developments in the U.S. and other jurisdictions;
•the Company's plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•continued reliance on third parties to conduct additional clinical trials of the Company's product candidates, and for the manufacture and supply of products and product candidates, components for preclinical studies and clinical trials and products and components for commercialization of TYRVAYA Nasal Spray and any additional approved products;
•the need to hire additional personnel, and the Company's ability to attract and retain such personnel;
•the potential effects of the coronavirus, or SARS-CoV-2 virus pandemic, on business, operations and clinical development timelines and plans;
•the accuracy of estimates regarding expenses, revenues, capital requirements and needs for additional financing;
•the Company's financial performance;
•the sufficiency of existing capital resources to fund future operating expenses and capital expenditure requirements, and the Company's ability to raise additional capital;
•the Company's ability to retain existing talent and attract new, highly skilled talent;
i

•the Company's estimates associated with the Company's plan to streamline operating expenses, including the associated reduction in force, and any resulting savings benefits the Company expects to achieve;
•expectations regarding the period during which the Company will qualify as an emerging growth company under the JOBS Act; and
•the Company's anticipated use of its existing capital resources.
The Company has based these forward-looking statements largely on its current expectations and projections about its business, the industry in which it operates and financial trends that it believes may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, these forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in the Company's forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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
ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$104,876	$193,372
Restricted cash	61	61
Accounts receivable, net	10,918	6,656
Inventory, net	6,645	6,086
Prepaid expenses and other current assets	10,217	9,075
Total current assets	132,717	215,250
Property and equipment, net	2,513	2,497
Investment - related party	886	886
Other assets	5,135	1,082
Right-of-use assets, net	2,684	2,902
Total Assets	$143,935	$222,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,720	$6,496
Accrued expenses and other current liabilities	25,695	21,511
Lease liabilities	718	795
Total current liabilities	31,133	28,802
Lease liabilities, non-current	1,989	2,118
Long-term debt, net	91,435	89,815
Other liabilities	8,603	2,345
Total Liabilities	133,160	123,080
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 0 outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,829,173 and 26,579,585 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	363,992	354,920
Accumulated deficit	(353,244)	(255,410)
Total Stockholders’ Equity	10,775	99,537
Total Liabilities and Stockholders’ Equity	$143,935	$222,617
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$4,693	$—	$7,397	$—
Total revenue	4,693	—	7,397	—
Cost of product revenue	1,310	—	1,646	—
Operating expenses:
Sales and marketing	28,103	6,210	55,075	10,777
General and administrative	14,004	9,086	26,930	17,611
Research and development	4,664	6,730	9,345	12,558
Total operating expenses	46,771	22,026	91,350	40,946
Loss from operations	(43,388)	(22,026)	(85,599)	(40,946)
Other (expense) income, net
Interest expense	(3,156)	—	(6,222)	—
Other (expense) income, net	(3,398)	10	(6,013)	21
Total other (expense) income, net	(6,554)	10	(12,235)	21
Net loss and comprehensive loss	$(49,942)	$(22,016)	$(97,834)	$(40,925)
Net loss per share, basic and diluted	$(1.87)	$(0.85)	$(3.67)	$(1.58)
Weighted average shares outstanding, basic and diluted	26,744,008	25,989,913	26,688,103	25,957,186

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,579,585	$27	$354,920	$(255,410)	$99,537
Net loss	—	—	—	(47,892)	(47,892)
Issuance of common stock upon exercise of stock options	69,930	—	76	—	76
Issuance of common stock upon vesting of restricted stock units	20,618	—	—	—	—
Shares withheld for taxes	(7,436)	—	(87)	—	(87)
Stock-based compensation expense	—	—	4,359	—	4,359
Balance at March 31, 2022	26,662,697	$27	$359,268	$(303,302)	$55,993
Net loss	—	—	—	(49,942)	(49,942)
Issuance of common stock upon vesting of restricted stock units	37,550	—	—	—	—
Issuance of common stock under the employee stock purchase plan (ESPP)	128,926	—	541	—	541
Stock-based compensation expense	—	—	4,183	—	4,183
Balance at June 30, 2022	26,829,173	$27	$363,992	$(353,244)	$10,775

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648
Net loss	—	—	—	(22,016)	(22,016)
Issuance of common stock upon exercise of stock options	28,748	—	104	—	104
Issuance of common stock upon vesting of restricted stock units	16,901	—	—	—	—
Stock-based compensation expense	—	—	3,048	—	3,048
Balance at June 30, 2021	26,006,437	$26	$347,434	$(195,676)	$151,784

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(97,834)	$(40,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,542	5,728
Depreciation	187	55
Amortization and accretion of long-term debt related costs	2,035	—
Reduction in the carrying amount of the right-of-use assets	503	239
Provision for inventory obsolescence	(67)	—
Change in fair value of net embedded derivative liability	6,233	—
Changes in assets and liabilities:
Accounts receivable, net	(4,262)	—
Inventory	(4,672)	—
Prepaid expenses and other current assets	(1,142)	(290)
Other assets	(68)	(30)
Accounts payable	(1,776)	53
Lease liabilities	(491)	(239)
Accrued expenses and other current liabilities	4,251	(1,676)
Other liabilities	26	—
Net cash used in operating activities	(88,535)	(37,085)
Cash flows from investing activities
Purchases of property and equipment	(203)	(994)
Net cash used in investing activities	(203)	(994)
Cash flows from financing activities
Payment of deferred offering costs	—	(23)
Repayment of long-term debt	(288)	—
Payment of withholding taxes related to stock-based compensation	(87)	—
Proceeds from the issuance of common stock under the ESPP	541	—
Proceeds from the exercise of stock options	76	322
Net cash provided by financing activities	242	299
Net decrease in cash, cash equivalents and restricted cash	(88,496)	(37,780)
Cash, cash equivalents and restricted cash at the beginning of the period	193,433	192,646
Cash, cash equivalents and restricted cash at the end of the period	$104,937	$154,866

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$104,876	$154,805
Restricted cash	61	61
Cash, cash equivalents and restricted cash	$104,937	$154,866
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$4,187	$—
Non-cash investing and financing activities:
Right-of-use assets acquired through leases	$285	$344
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

Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $97.8 million for the six months ended June 30, 2022, and had an accumulated deficit of $353.2 million as of June 30, 2022. The Company had cash and cash equivalents of $104.9 million as of June 30, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In the second half of 2021, the Company secured debt capital in the form of a $125.0 million long-term credit facility (the Credit Agreement), to finance its operations, as further described in Note 8, Long-term Debt. The Company is also a party to a license agreement with Ji Xing Pharmaceuticals Limited (Ji Xing), according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. In addition, the Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $7.4 million for the six months ended June 30, 2022.

On June 28, 2022, the Company announced a plan to streamline operating expenses, including a reduction in force. The purpose of the plan, which was approved by the Company’s Board of Directors, is to better align the Company's workforce with the anticipated current needs of its business, maximize the commercial potential of TYRVAYA Nasal Spray, and create value for the Company's stakeholders. As a result of the plan, the Company estimates that it will reduce operating expenses, primarily driven by lower non-employee-related general and administrative and research and development expenses, and to a lesser extent, by the reduction of up to approximately 50 roles across the organization. These estimates are subject to a number of assumptions, and actual results may differ.

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months from the date these condensed financial statements are issued, and that the future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray and raising additional capital. Management believes that it may be able to raise such additional capital by raising up to $100.0 million of equity capital through its at-the-market sales agreement with Cowen and Company, LLC, and potentially receiving upfront and milestone payments through collaborative or strategic arrangements to license its OC-01 intellectual property in additional non-U.S. regions and/or intellectual property related to its pipeline assets worldwide. There can be no assurance the Company will be able to raise such additional equity capital. In addition, the Company may have the ability to draw up to $30.0 million on the third tranche of the Credit Agreement. This is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. There can be no assurance that the Company will meet the net recurring revenue minimum threshold to enable the Company to draw on the third tranche. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments of at least $5.0 million at all times in a deposit account subject to control by the lender. If the Company is in violation of this covenant and an event of default resulting from such violation is continuing, the lender could exercise remedies, including but not limited to, the acceleration of all outstanding debt under the Credit Agreement. While the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, the Company cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Finally, although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and demand from investors, among other factors. There can be no assurance that the Company will be successful in commercializing TYRVAYA Nasal Spray or raising this additional capital or that such capital, including under the at-the-market sales agreement, if available, will be on terms that are acceptable to the Company. If the Company is unable to successfully commercialize TYRVAYA Nasal Spray and raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay or reduce the scope of its marketing and commercialization efforts or make other changes to its operating plan, which could materially and adversely affect the Company's business, financial condition and operations. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline of product candidates, including future clinical trials, will be successful. Additionally, if the Company decides to enter into additional license agreements or other collaborative or strategic arrangements to supplement its funds, it may have to give up certain rights, thereby limiting its ability to develop and commercialize TYRVAYA Nasal Spray, as well as other product candidates in the pipeline, or may have other terms that are not favorable to the Company, which could materially and adversely affect its business, results of operations and financial condition.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern. The propriety of assuming that the Company will continue as a going concern is dependent upon, among other things, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet the Company’s obligations as they become due. However, the factors described above raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these condensed financial statements are issued.

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

The current global macro-economic environment is volatile, resulting in global supply chain constraints and elevated rates of inflation, which may impact the Company to varying degrees. In addition, the Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company related to intellectual property, product, regulatory, or other matters; and the Company’s ability to attract and retain employees necessary to support its growth.

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

The Company relies on single source manufacturers and suppliers for the supply of its commercially-approved product and its product candidates. This adds to the manufacturing risks faced by the Company, which could be left without backup facilities in the event of any failure by a supplier. In addition, if the Company decides to move to a different or add additional manufacturers and suppliers in the future, any such transition or addition could result in delays or other issues, which could have an adverse effect on the supply of TYRVAYA Nasal Spray or other product candidates. Any disruption from these manufacturers or suppliers could have a negative impact on the Company’s business, financial position and results of operations. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

For the six months ended June 30, 2022, a majority of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors, and the Company is expected to continue to rely on a limited number of wholesale drug distributors for the distribution of TYRVAYA Nasal Spray. If the Company is unable to maintain its business relationships with wholesale drug distributors on commercially acceptable terms, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the six months ended June 30, 2022. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic on its business, including the potential impact of the pandemic on the sales of TYRVAYA Nasal Spray and its acceptance by patients and prescribers, and any potential supply-chain challenges, as well as the potential impact of the pandemic on its pipeline and the conduct of clinical trials and preclinical studies. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees. The Company’s sales force is primarily working in-person and has been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

The Company continues to evaluate and develop pipeline candidates for the potential treatment of various medical indications. The ongoing SARS-CoV-2 virus pandemic may impact access to supplies necessary to conduct preclinical studies, cause delay to the timelines to initiate or complete in vitro or in vivo animal studies, or may indirectly impact the operations of third parties that are necessary for the Company to advance preclinical projects. If the SARS-CoV-2 virus pandemic continues and persists, the Company could experience significant disruptions to its clinical development timelines, which could adversely affect its business, financial condition and results of operations.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
Significant Accounting Policies Update

The Company’s significant accounting policies are disclosed in Note 1, Nature of Business, in the Annual Report on Form 10-K for the year ended December 31, 2021. The Company updated its stock-based compensation accounting policy, as described below, in connection with the Performance Stock Units (PSUs) granted during the six months ended June 30, 2022.

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
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by the Company as of the specified effective date. For the six months ended June 30, 2022, there were no newly adopted accounting pronouncements that had a material impact to the Company's condensed financial statements. As of June 30, 2022, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact the Company's condensed financial statements.

Reclassification

The condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2021 has been conformed to separately present sales and marketing expenses which were previously reported in selling, general and administrative expenses. Certain prior year amounts have been reclassified for comparative purposes.

2.    Inventory

Inventory, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$739	$2,524
Work in process	5,509	3,053
Finished goods	397	509
Inventory, net	$6,645	$6,086

Raw materials in the amount of $4.2 million are not expected to be incorporated into products that will be sold within the next 12 months and are included in Other assets on the condensed balance sheet as of June 30, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As further discussed in Note 8, Long-term Debt, in connection with entering into the Credit Agreement in 2021, the Company is required to make quarterly payments to OrbiMed Royalty & Credit Opportunities III, LP (OrbiMed) in the form of a revenue sharing fee, which was evaluated under ASC 815-40, Derivatives and Hedging, and determined to be an embedded derivative liability. In addition, the Company has the right to optionally prepay, in whole or in part, the outstanding principal amount of the term loan in an amount equal to the outstanding principal, accrued and unpaid interest, together with other fees and payments required under the term loan. This prepayment option has been determined to qualify as an embedded derivative asset under ASC 815-40, Derivatives and Hedging. Lastly, the term loan contains a lender-held put option that requires the Company to repay $5.0 million of the outstanding principal amount of the term loan if the Company fails to achieve certain pre-defined levels of OC-01 net recurring revenues for the trailing four quarters, which commences with the quarter ending December 31, 2022 and continues through the maturity of the term loan. This put option has been determined to qualify as an embedded derivative liability under ASC 815-40, Derivatives and Hedging.

These three embedded derivatives have been bifurcated and netted to result in a net embedded derivative liability, which is classified as a Level 3 financial liability in the fair value hierarchy as of June 30, 2022. The net embedded derivative liability is recorded in other liabilities on the Company's condensed balance sheets.

The valuation method for the embedded derivatives includes certain unobservable Level 3 inputs including revenue projections, revenue volatility, yield volatility, discount rates, credit spreads, operational leverage and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded in other (expense) income, net in the Company’s condensed statements of operations and comprehensive loss.

The following table reconciles the beginning and ending balances for the Company’s net embedded derivative liability that is carried at fair value as a long-term liability on the Company's condensed balance sheets using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30, 2022

Beginning balance as of January 1	$2,345
Change in fair value of the net embedded derivative liability	6,233
Ending balance as of June 30	$8,578

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

As of June 30, 2022, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of June 30, 2022
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	87,226	—	—	87,226
Total assets	$87,226	$—	$—	$87,226
Liabilities:
Net embedded derivative liability	—	—	8,578	8,578
Total liabilities	$—	$—	$8,578	$8,578

As of December 31, 2021, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2021
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	162,376	—	—	162,376
Total assets	$162,376	$—	$—	$162,376
Liabilities:
Net embedded derivative liability	—	—	2,345	2,345
Total liabilities	$—	$—	$2,345	$2,345

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Investment - Related Party

In connection with entering into a license agreement with Ji Xing, as described in Note 10, License and Collaboration Agreements, the Company received 397,562 senior common shares of Ji Xing in August 2021 and 397,561 senior common shares in October 2021 (the Investment), which were accounted for as a non-marketable equity investment and valued as of August 5, 2021 and October 15, 2021, respectively. Ji Xing is an entity affiliated with RTW Investments, LP. RTW Investments, LP, is one of the Company's beneficial owners and, as a result, the Investment is considered to be a related party transaction. The Investment is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
identical or similar investment of Ji Xing. There was no impairment expense recorded for the Investment during the six months ended June 30, 2022.

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

4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$605	$585
Manufacturing equipment	502	—
Furniture and fixtures	73	73
Leasehold improvements	263	226
Marketing equipment	258	258
Office equipment	68	68
Construction-in-progress	1,168	1,524
Total property and equipment	$2,937	$2,734
Accumulated depreciation	(424)	(237)
Property and equipment, net	$2,513	$2,497

5.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued gross-to-net deductions	$5,879	$4,837
Accrued compensation	10,391	9,153
Accrued inventory	933	594
Accrued professional services	7,052	5,451
Accrued research and development expense	948	1,156
Accrued other expense	492	320
Total accrued expenses and other current liabilities	$25,695	$21,511

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
6.    Stockholders' Equity and Equity Incentive Plans

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards as well as reserved common stock for future issuance is as follows:

	June 30, 2022	December 31, 2021
Outstanding options under the 2016 Equity Incentive Plan (the 2016 Plan)	1,858,803	1,935,240
Outstanding options under the 2019 Equity Incentive Plan (the 2019 Plan)	3,127,291	2,078,232
Outstanding options under the 2021 Equity Inducement Plan (the 2021 Plan)	538,400	270,600
Outstanding performance stock units (PSUs) under the 2019 Plan	444,500	—
Unvested restricted stock units (RSUs) under the 2019 Plan	385,488	179,149
Equity awards available for grant under the 2019 Plan (1)	854,548	1,535,488
Equity awards available for grant under the 2021 Plan	111,600	379,400
Shares reserved for purchase under the Employee Stock Purchase Plan (the ESPP) (2)	362,316	225,447
Total	7,682,946	6,603,556

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

The number of PSUs that may vest and be issued is based upon the determination of the Compensation Committee of the Company's Board of Directors that one or more of the three performance milestones are achieved in the period beginning on the vesting commencement date of January 1, 2022 and ending on June 30, 2023, with the PSUs vesting on July 1, 2024, subject to the participant continuing their service through such vesting date.

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

The Company records stock-based compensation expense over the estimated service period for each performance-based milestone subject to the achievement of the milestones being considered probable. At each reporting date, the Company assesses whether achievements of the milestones are considered probable and, if so, records stock-based compensation expense based on the portion of the service period elapsed to date with respect to the milestones, with a cumulative catch-up. The Company did not record stock-based compensation expense related to the PSUs during the three or six months ended June 30, 2022.
Stock Options
The following table summarizes stock option activity under the 2016 Plan, the 2019 Plan and the 2021 Plan for the six months ended June 30, 2022 (in thousands, except shares, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,284,072	$13.54	8.1	$28,874
Options granted	1,444,967	14.53		—
Options exercised	(69,930)	1.09		995
Options forfeited	(134,615)	17.90		23
Outstanding at June 30, 2022	5,524,494	13.85	8.0	2,045
Shares vested and exercisable as of June 30, 2022	2,288,874	11.21	6.9	2,013
Vested and expected to vest as of June 30, 2022	5,524,494	$13.85	8.0	$2,045
The weighted average fair value of options granted during the six months ended June 30, 2022 was $10.75 per share. As of June 30, 2022, the total unrecognized stock-based compensation expense for stock options was $33.3 million, which is expected to be recognized over a weighted average period of 2.8 years.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

Restricted Stock Units
The RSUs are granted to the Company's directors and employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.
Activity with respect to the Company's RSUs for the six months ended June 30, 2022 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	179,149	$17.52	2.4	$3,271
Restricted stock units granted	267,807	14.45		3,869
Restricted stock units vested	(58,168)	18.01		437
Restricted units forfeited	(3,300)	15.26		23
Outstanding at June 30, 2022	385,488	15.33	3.1	1,669
Vested and expected to vest as of June 30, 2022	385,488	$15.33	3.1	$1,669
As of June 30, 2022, the total unrecognized stock-based compensation expense for RSUs was $5.0 million which is expected to be recognized over a weighted average period of 3.1 years.
Employee Stock Purchase Plan
The Company maintains an ESPP which allows eligible employees to purchase shares of the Company's common stock at 85% of the fair market value of the Company's stock at the beginning or the end of the offering period, whichever is lower through payroll deductions. The Company issued 128,926 shares of common stock under the ESPP during the six months ended June 30, 2022.

Stock-Based Compensation Expense
The following is a summary of stock-based compensation expense by function recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$1,080	$623	$2,333	$1,147
General and administrative	2,466	1,966	4,941	3,755
Research and development	637	459	1,268	826
Total stock-based compensation expense	$4,183	$3,048	$8,542	$5,728

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
7.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(49,942)	$(22,016)	$(97,834)	$(40,925)
Denominator:
Weighted average shares outstanding, basic and diluted	26,744,008	25,989,913	26,688,103	25,957,186
Net loss per share, basic and diluted	$(1.87)	$(0.85)	$(3.67)	$(1.58)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021
Options to purchase common stock	5,524,494	4,135,471
Unvested restricted stock units	385,488	173,007
Shares committed under the ESPP	31,277	14,069
Total	5,941,259	4,322,547

8.    Long-term Debt

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into the Credit Agreement with OrbiMed as administrative agent and initial lender. The term loan underlying the Credit Agreement matures on August 5, 2027 and is structured for full principal repayment at maturity. The term loan bears interest at the secured overnight financing rate (SOFR) (with a floor of 0.40% per annum) plus a spread of 8.10% per annum. The SOFR rate as of June 30, 2022 was 1.50%.

The Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee in an amount equal to 3.0% of all net revenue from fiscal year net sales and licenses of OC-01 up to $300.0 million and 1% of all revenue from fiscal year sales and licenses of TYRVAYA Nasal Spray in excess of $300.0 million and up to $500.0 million, subject to caps on such fiscal year net sales and license revenues. As of June 30, 2022 and December 31, 2021, the Company accrued $0.1 million and $0.2 million, respectively, for the revenue sharing fee which is classified in accrued expenses and other current liabilities on the Company's condensed balance sheet.

The discount created by the bifurcated net embedded derivative liability, together with the exit fee, the buyout amount, and any debt issuance fees attributable to the drawn tranches are deferred and amortized using the effective interest method over the life of the term loan, which resulted in an effective interest rate of 14.40% on the loan as of June 30, 2022.

In connection with entering into the Credit Agreement, the Company incurred loan commitment fees, which were capitalized and recorded in other assets on the Company's condensed balance sheet as of June 30, 2022. The Company amortizes loan commitment fees on a straight-line basis over the term of the loan commitment. Undrawn loan commitment fees, net of accumulated amortization, were $0.4 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The balances of the long-term debt, debt issuance and discount costs, net of amortization and accretion recorded on the Company's condensed balance sheet were as follows:

	June 30, 2022	December 31, 2021
Long-term debt	$95,000	$95,000
Debt issuance and discount costs, net of amortization	(3,565)	(5,185)
Long-term debt, net	$91,435	$89,815

During the three and six months ended June 30, 2022, the Company recorded interest expense of $3.2 million and $6.2 million, respectively, of which $1.0 million and $2.0 million, respectively, are related to the amortization of the loan commitment fees and accretion of the debt issuance and discount costs.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to the Company’s ability to enter into certain forms of indebtedness, as well as to pay dividends and other restricted payments. The Credit Agreement also includes provisions for customary events of default. The Credit Agreement requires compliance with a minimum liquidity covenant of $5.0 million. The Company was in compliance with all covenants as of June 30, 2022.

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
The Company leases certain office equipment under finance leases with remaining lease terms of less than 3.8 years.
Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,637	$2,884
Finance lease right-of-use assets	47	18
Total right-of-use assets	$2,684	$2,902

Operating lease liabilities	$690	$779
Finance lease liabilities	28	16
Total lease liabilities	$718	$795

Operating lease liabilities, non-current	$1,964	$2,114
Finance lease liabilities, non-current	25	4
Total lease liabilities, non-current	$1,989	$2,118

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

As of June 30, 2022	Finance Leases	Operating Leases	Total
2022 (remainder)	$16	$414	$430
2023	22	792	814
2024	17	646	663
2025	—	562	562
2026	—	525	525
Total undiscounted cash flows	55	2,939	2,994
Less: imputed interest	(2)	(285)	(287)
Total lease liabilities	53	2,654	2,707
Less: current portion	(28)	(690)	(718)
Lease liabilities	$25	$1,964	$1,989
Rent expense was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and was $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

10.    License and Collaboration Agreements
Ji Xing
In August 2021, the Company entered into a license and collaboration agreement with Ji Xing. The Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region. Per the terms of the agreement, the Company is eligible to receive development and sales-based milestone payments and royalty payments that are tiered on future net sales of OC-01 and OC-02. The Company did not recognize any license or milestone revenue during the three or six months ended June 30, 2022 and 2021.

Adaptive Phage Therapeutics

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would make potential development and regulatory milestones payments, as well as potentially make sales-related milestones and tiered royalty payments based on net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the six months ended June 30, 2021. The Company has not exercised the option granted under the agreement as of June 30, 2022.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer), which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline solution) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10.0 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250.0 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commenced upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. Royalty expense is recorded in the cost of product revenue in the condensed statements of operations and comprehensive loss. The Company recorded royalty expense of $0.4 million and $0.6 million during the three and six months ended June 30, 2022, respectively, and no royalty expense during the three and six months ended June 30, 2021.

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

12.    Subsequent Events

On July 6, 2022, the Company's Board of Directors (the Board), after consultation with an independent compensation consultant, approved a program that consisted of one-time equity and cash awards to certain employees as described below.

Equity Awards

The Board granted 650,550 RSUs to certain employees whereby 50% of the RSUs will vest on July 1, 2023 and 50% will vest on July 1, 2024, subject to continuous service to the Company by the employee through each such date.

The Board also granted 350,000 PSUs to the Company’s President and Chief Executive Officer and 300,000 PSUs to the Company’s Chief Financial Officer and Chief Business Officer. Upon vesting, each PSU will entitle the grantee to receive one share of the Company’s common stock based on the following performance milestones and the executive officer’s continued service with the Company:

•50% of the PSUs will vest on July 6, 2023; and
•The remaining 50% of the PSUs will vest at such time, if any, during the period that begins on July 6, 2023, and ending on July 6, 2024, as the thirty-day volume-weighted average stock price of the Company’s common stock reaches $6.00 per share.

Cash Awards

The Board also approved a one-time discretionary advance cash payment to certain employees of the Company in the aggregate amount of approximately $2.4 million, which includes a payment of approximately $0.2 million to the Company’s President and Chief Executive Officer and approximately $0.1 million to the Company’s Chief Financial Officer and Chief Business Officer. Each advance payment is subject to certain terms and conditions and was distributed on July 15, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three and six months ended June 30, 2022 and 2021. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

•Executive summary, including a description of the business and recent events that are important to understanding the results of operations and financial condition;
•Results of operations, including an explanation of significant differences between the periods in the specific line items of the condensed statements of operations;
•Financial condition addressing the Company's sources of liquidity, future funding requirements, cash flows, sources and uses of cash, updates to contractual obligations and commitments, and off-balance sheet arrangements; and
•Critical accounting policies, significant judgements and estimates, which are most important to both the portrayal of the Company's results of operations and financial condition.

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

The Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $7.4 million for the six months ended June 30, 2022. The Company expects its product revenue to increase if it gains market share and TYRVAYA Nasal Spray obtains insurance coverage from additional third-party payors. The Company generated net losses of $97.8 million and $40.9 million for the six months ended June 30, 2022, and 2021, respectively, and had an accumulated deficit of $353.2 million as of June 30, 2022. The Company has financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company secured debt capital in the form of a $125.0 million long-term credit facility (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP (OrbiMed) to help finance its operations.

Recent Events

Operating Expense Streamlining Plan

On June 28, 2022, the Company announced a plan to streamline operating expenses, including a reduction in force. The purpose of the plan, which was approved by the Company's Board of Directors, is to better align the Company's workforce with the anticipated current needs of its business, maximize the commercial potential of TYRVAYA Nasal Spray, and create value for the Company's stakeholders. As a result of the plan, the Company estimates that it will reduce operating expenses by approximately $6.0 million to $8.0 million, net of severance costs, in the second half of 2022, and reduce operating expenses by approximately $40.0 million to $48.0 million in 2023. The reduction in operating expenses is expected to be primarily driven by lower non-employee-related general and administrative and research and development expenses, and to a lesser extent, by the reduction of up to approximately 50 positions across the organization. These estimates are subject to a number of assumptions, and actual results may differ.

Executive Officer Transitions

On June 28, 2022, the Company appointed Daniel Lochner, the Company’s Chief Financial Officer, to serve as the Company’s Chief Financial Officer and Chief Business Officer.

Effective as of July 1, 2022, John Snisarenko ceased serving as the Company’s Chief Commercial Officer and resigned from the Company.

Ji Xing Pharmaceuticals Enrolls Patients in a Phase 3 Clinical Trial of OC-01 in China

The Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region in August 2021. In July 2022, Ji Xing announced that the first patients have been enrolled in its Phase 3 clinical study of OC-01 (varenicline solution) nasal spray in China. The study will be carried out in over 20 leading clinical centers across China and is designed to evaluate the efficacy and safety of OC-01 nasal spray for the treatment of the signs and symptoms of dry eye disease to support a new drug application in China.

Expansion of Commercial Coverage for TYRVAYA Nasal Spray

As of July 2022, TYRVAYA Nasal Spray is covered by commercial prescription drug plans managed by the nation’s top three Pharmacy Benefit Manager Group Purchasing Organizations. In July 2022, the Company also introduced expanded patient access programs to include more eligible patients. The Company expects to further expand market access to TYRVAYA Nasal Spray with coverage for Medicare Part D patients in 2023 and beyond, and possibly as early as September 2022.

Continued Enrollment of Subjects in the OLYMPIA Phase 2 Clinical Trial of TYRVAYA Nasal Spray for Patients with Neurotrophic Keratopathy

During the six months ended June 30, 2022, the Company continued enrollment of subjects in the OLYMPIA Phase 2 clinical trial of OC-01 for the treatment of Stage 1 Neurotrophic Keratopathy (NK). NK is a degenerative disease resulting from a loss on corneal sensation, which causes progressive damage to the top layer of the cornea and can negatively impact visual acuity. Enrollment is continuing with study results expected in the fourth quarter of 2022.

Additional Pre-Clinical Studies for Enriched Tear Film (ETF™) Gene Therapy to Target Neurotrophic Keratopathy

During the six months ended June 30, 2022, the Company progressed in its multiple pre-clinical studies for the proprietary ETF™ gene therapy with OC-101 (AAV-NGF), a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector containing the human nerve growth factor (NGF) gene for Stage 2/3 NK patients. Earlier pre-clinical study results demonstrated that following AAV transduction of the lacrimal gland, cholinergic activation with OC-01 produced a statistically significant increase of NGF levels in tear film of a rabbit model, as compared to control, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. Additional pre-clinical studies using a porcine model have further demonstrated the capability of ETF Gene Therapy to deliver a protein to the tear film following intralacrimal gland injection. During this period, the Company completed a second preclinical study using a pig model, demonstrating that following AAV transduction of the lacrimal gland, significant human NGF was produced in the tear film for as long as 90 days (the last time point in the study). Cholinergic activation with OC-01 produced a significant increase of NGF levels in tear film, as compared to control, potentially indicating OC-01’s ability to modulate lacrimal secretion of NGF. The Company submitted a Pre-IND meeting request to the U.S. FDA for the OC-101 program.

The Impact of the SARS-CoV-2 Virus Pandemic

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the six months ended June 30, 2022. However, the extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the SARS-CoV-2 virus pandemic on its business, including the potential impact of the pandemic on sales of TYRVAYA Nasal Spray and its acceptance by patients and prescribers, any potential supply-chain challenges, and the potential impact of the pandemic on the Company's pipeline and the conduct of clinical trials and preclinical studies, expected timelines and costs, as it continues to learn more about the impact of the SARS-CoV-2 virus pandemic on the biopharmaceutical industry. In addition, the Company has taken a variety of measures in an effort to ensure the availability and functioning of the Company's critical infrastructure and to promote the safety and security of its employees, including remote working arrangements for employees. The Company’s sales force is primarily working in-person and have been instructed to follow all locally required SARS-CoV-2 related precautions. The Company will continue monitoring SARS-CoV-2 infection rates and make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines.

The Company continues to evaluate and develop pipeline candidates for the potential treatment of various medical indications. The ongoing SARS-CoV-2 virus pandemic may impact access to supplies necessary to conduct preclinical studies, cause delay to the timelines to initiate or complete in vitro or in vivo animal studies or may indirectly impact the operations of third parties that are necessary for the Company to advance preclinical projects. If the SARS-CoV-2 virus pandemic continues and persists, the Company could experience significant disruptions to its clinical development timelines, which could adversely affect its business, financial condition and results of operations.

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the ”Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

Revenue:
Product revenue, net	$4,693	$—	$4,693	100%
Total revenue	4,693	—	4,693	100%
Cost of product revenue	1,310	—	1,310	100%
Operating expenses:
Sales and marketing	28,103	6,210	21,893	353%
General and administrative	14,004	9,086	4,918	54%
Research and development	4,664	6,730	(2,066)	(31)%
Total operating expenses	46,771	22,026	24,745	112%
Loss from operations	(43,388)	(22,026)	(21,362)	97%
Other (expense) income:
Interest expense	(3,156)	—	(3,156)	100%
Other (expense) income, net	(3,398)	10	(3,408)	N/M
Total other (expense) income, net	(6,554)	10	(6,564)	N/M
Net loss and comprehensive loss	$(49,942)	$(22,016)	$(27,926)	127%

N/M - Not Meaningful.

Product Revenue, Net

Product revenue, net was $4.7 million for the three months ended June 30, 2022, and was related to sales of TYRVAYA Nasal Spray, which was launched in the U.S. in November 2021. Approximately 30,000 TYRVAYA Nasal Spray prescriptions, written by over 5,700 unique eye care professionals, were filled during the three months ended June 30, 2022. The Company did not generate any revenues from product sales during the three months ended June 30, 2021.

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2022 was $1.3 million, which consisted of product royalty expenses, third-party manufacturing costs, reserves for inventory obsolescence and material costs. In preparation of the commercial launch, the Company expensed to research and development expense all material costs related to inventory produced prior to the FDA approval date of TYRVAYA Nasal Spray on October 15, 2021 (pre-approval inventory). Because pre-approval inventory was charged to research and development expense, the unit cost of product revenue will be lower until the Company fully utilizes product manufactured prior to the FDA approval date of TYRVAYA Nasal Spray.

Sales and Marketing

Sales and marketing expenses increased by $21.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to higher payroll-related expenses of $11.4 million, which was driven by the growth of the Company's sales force since 2021. The increase in payroll-related expenses also included an increase in severance expense of $1.4 million due to the reduction in force announced on June 28, 2022. Other sales and marketing expenses increased by $10.5 million during the three months ended June 30, 2022 compared to the three months ended June 30,

2021, in connection with advertising, samples, trade shows, educational programs, patient services, payor access and other marketing efforts related to the commercialization of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by additional payroll-related expenses of $3.0 million due to an increase in headcount to support the Company's business operations. The increase in payroll-related expenses also included an increase in severance expense of $0.5 million due to the reduction in force announced on June 28, 2022. Other general and administrative expenses increased by $1.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 related to accounting, public relations, legal, insurance and other professional services. The increase in other general and administrative expenses was primarily driven by the Company's transition from a clinical-stage to a commercial stage company.

Research and Development Expenses

Research and development expenses decreased by $2.1 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The decrease was primarily due to decreased research and development activity relating to OC-01 following its approval by the FDA on October 15, 2021. This was partially offset by an increase in severance expense of $0.6 million due to the reduction in force announced on June 28, 2022.

Interest Expense

The Company incurred $3.2 million of interest expense during the three months ended June 30, 2022 related to the Credit Agreement, which the Company entered into with OrbiMed in August 2021. Interest expense for the three months ended June 30, 2022 included contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs. The Company had no interest expense during the three months ended June 30, 2021.

Other (Expense) Income, net

Other expense for the three months ended June 30, 2022 of $3.4 million consisted of a $3.5 million change in the fair value of the net embedded derivative liability related to the Credit Agreement, partially offset by interest earned on money market funds. Other income for the three months ended June 30, 2021 primarily consisted of interest income earned on money market funds.

Comparison of the Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue, net	$7,397	$—	$7,397	100%
Total revenue	7,397	—	7,397	100%
Cost of product revenue	1,646	—	1,646	100%
Operating expenses:
Sales and marketing	55,075	10,777	44,298	411%
General and administrative	26,930	17,611	9,319	53%
Research and development	9,345	12,558	(3,213)	(26)%
Total operating expenses	91,350	40,946	50,404	123%
Loss from operations	(85,599)	(40,946)	(44,653)	109%
Other (expense) income:
Interest expense	(6,222)	—	(6,222)	100%
Other (expense) income, net	(6,013)	21	(6,034)	N/M
Total other (expense) income, net	(12,235)	21	(12,256)	N/M
Net loss and comprehensive loss	$(97,834)	$(40,925)	$(56,909)	139%

N/M - Not Meaningful.

Product Revenue, Net

Product revenue, net was $7.4 million for the six months ended June 30, 2022, and was related to sales of TYRVAYA Nasal Spray, which was launched in the U.S. in November 2021. Approximately 48,000 TYRVAYA Nasal Spray prescriptions, written by over 7,400 unique eye care professionals, were filled during the six months ended June 30, 2022. The Company did not generate any revenues from product sales during the six months ended June 30, 2021.

Cost of Product Revenue

Cost of product revenue for the six months ended June 30, 2022 was $1.6 million, which consisted of product royalty expenses, third-party manufacturing costs, reserves for inventory obsolescence and material costs of $2.0 million. This was partially offset by a $0.4 million supplier credit recognized during the six months ended June 30, 2022. In preparation of the commercial launch, the Company expensed to research and development expense all material costs related to pre-approval inventory. Because pre-approval inventory was charged to research and development expense, the unit cost of product revenue will be lower until the Company fully utilizes product manufactured prior to the FDA approval date of TYRVAYA Nasal Spray.

Sales and Marketing

Sales and marketing expenses increased by $44.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to higher payroll-related expenses of $23.0 million, which was primarily driven by the growth of the Company's sales force since 2021. The increase in payroll-related expenses also included an increase in severance expense of $1.6 million due to the operating expenses streamlining plan announced on June 28, 2022. Other sales and marketing expenses increased by $21.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, in connection with advertising, samples, trade shows, educational programs, patient services, payor access and other marketing efforts related to the commercialization of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by additional payroll-related expenses of $5.6 million due to an increase in headcount to support the Company's business operation. The increase in payroll-related expenses also included an increase in severance expense of $0.5 million due to the reduction in force announced on June 28, 2022. Other general and administrative expenses increased by $3.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, related to accounting, public relations, legal, insurance and other professional services. The increase in other general and administrative expense was primarily driven by the Company's transition from a clinical-stage to a commercial stage company.

Research and Development Expenses
Research and development expenses decreased by $3.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to decreased research and development activity relating to OC-01 following its approval by the FDA on October 15, 2021. This was partially offset by an increase in severance expense of $0.6 million due to the reduction in force announced on June 28, 2022.

Interest Expense

The Company incurred $6.2 million of interest expense during the six months ended June 30, 2022 related to the Credit Agreement. Interest expense for the six months ended June 30, 2022 included contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs. The Company had no interest expense during the six months ended June 30, 2021.

Other (Expense) Income, net

Other expense for the six months ended June 30, 2022 of $6.0 million consisted of a $6.2 million change in the fair value of the net embedded derivative liability related to the Credit Agreement, partially offset by interest earned on money market funds. Other income for the six months ended June 30, 2021 primarily consisted of interest income earned on money market funds.

Liquidity and Capital Resources

Sources of Liquidity

The Company's principal sources of liquidity include cash on hand and borrowings under the Credit Agreement, as further described in Note 8, Long-term Debt, to the Company's condensed financial statements. The Company has $30.0 million remaining to be drawn under the Credit Agreement, which may be funded, at the option of the Company, on or prior to June 30, 2023, upon the Company having received at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period prior to March 31, 2023, among other conditions. There can be no assurance that the Company will meet the net recurring revenue minimum threshold to enable the Company to draw on the third tranche.

As of June 30, 2022, and December 31, 2021, the Company had cash and cash equivalents of $104.9 million and $193.4 million, respectively.

The Company is party to an at-the-market sales agreement with Cowen and Company, LLC (Agent), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through the Agent. As of June 30, 2022, the Company had not sold any shares of common stock pursuant to the sales agreement and $100.0 million in shares remained available to be sold under the at-the-market program. There can be no assurance the Company will be able to raise such additional equity capital.

Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $97.8 million and $40.9 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $353.2 million as of June 30, 2022. The Company has cash and cash equivalents of $104.9 million as of June 30, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company entered into the Credit Agreement with OrbiMed to help finance its operations. The Company is also a party to a license agreement with Ji Xing, according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. On October 15, 2021, the Company's first product, TYRVAYA Nasal Spray, was approved by the FDA for treatment of signs and symptoms of dry eye disease. The Company commenced commercial shipments of TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $7.4 million in the six months ended June 30, 2022.

The current global macro-economic environment is volatile, which has resulted in global supply chain constraints and elevated rates of inflation, which may continue to impact the Company to varying degrees. In addition, the Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the ability to secure sufficient capital to fund operations, competition from other companies’ products, the availability and sufficiency of third-party payor coverage and reimbursement, compliance with law and government regulations, the ability to develop and bring to market new products, protection of proprietary technology, and dependence on third parties and key personnel. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline, including future clinical trials, will be successful.

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months from the date these financial statements are issued without generating positive cash flows through product sales and by raising additional capital from outside sources. The future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray, and raise additional capital through equity offerings, including through the Company's at-the-market sales program, or other collaborative or strategic arrangements. In addition, the Company may have the ability to draw up to $30.0 million on the third tranche of the Credit Agreement, as further described in Note 8, Long-term Debt. This is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. There can be no assurance that the Company will meet the net recurring revenue minimum threshold to enable the Company to draw on the third tranche. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments, as defined, of at least $5.0 million at all times in a deposit account subject to control by the lender. If the

Company is in violation of this covenant and as long as an event of default resulting from such violation is continuing, the lender could exercise remedies, which include but are not limited to, the acceleration of all outstanding debt under the Credit Agreement. In addition, the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and the demand from investors. There can be no assurance that the Company will be successful in raising this additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

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
•the impact and effectiveness of the Company's operating expenses streamlining plan, including the reduction in force, announced June 28, 2022; and
•the costs associated with being a public company.

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

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash (used in) provided by:
Operating activities	$(88,535)	$(37,085)	$(51,450)
Investing activities	(203)	(994)	791
Financing activities	242	299	(57)
Net decrease in cash and cash equivalents, and restricted cash	$(88,496)	$(37,780)	$(50,716)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022, was $88.5 million, which was due to net loss, adjusted for non-cash items, in the amount of $80.4 million, and working capital needs in the amount of $8.1 million. Working capital needs were primarily driven by the Company's commercialization of TYRVAYA Nasal Spray, which resulted in increases in accounts receivable of $4.3 million, inventory of $4.7 million, and prepaid expenses and other current assets of $0.9 million. There was also a decrease in accounts payable of $1.8 million, offset by an increase in accrued expenses and other current liabilities of $5.9 million, primarily due to the timing of payments to vendors and accrued severance related to the reduction in force.

Net cash used in operating activities during the six months ended June 30, 2021, was $37.1 million, which was due to net loss, adjusted for non-cash items, in the amount of $34.9 million and working capital needs in the amount of $2.2 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $0.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily related to partial payments for equipment to be used in manufacturing of TYRVAYA Nasal Spray during 2021.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was flat compared to the six months ended June 30, 2021. Financing activities for the current period included a $0.3 million revenue sharing fee paid to OrbiMed, payment of withholding taxes related to stock based compensation to the Company's employees, lower proceeds from the exercise of employee stock options, and $0.5 million related to proceeds received under the Company's Employee Stock Purchase Plan.

Contractual Obligations and Commitments

As of June 30, 2022, other than noted above, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The Company’s critical accounting policies and estimates are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company periodically reviews its accounting policies, estimates and assumptions and makes adjustments when facts and circumstances dictate. In addition to the accounting policies that are described in the Company's 2021 Annual Report on Form 10-K, the following critical accounting policies were updated during the six months ended June 30, 2022.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company's Credit Agreement is a variable rate term loan credit facility based on the SOFR, which subjects the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2022, a 1% change in interest rates would result in an approximate $0.9 million change in interest expense on a rolling twelve-month basis.

In addition, as of June 30, 2022, the Company had cash equivalents of $87.2 million, consisting of interest-bearing money market funds, which would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, a change in interest rates would not have a material effect on the Company's interest income generated from its money-market funds.

In June 2022, the U.S. Federal Reserve raised its benchmark federal funds interest rate to 1.58% in an effort to address rising concerns about inflation in the U.S. economy. Many economists have projected that the Federal Reserve will raise interest rates several more times in 2022 and 2023. Any increase to the federal fund interest rates will likely negatively affect the Company’s future cost of borrowing.

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

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

As of June 30, 2022, the Company had approximately $104.9 million of cash and cash equivalents. Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents may not be sufficient to fund its operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q without generating positive cash flows through increased product sales and by raising additional capital from outside sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the filing of this Quarterly Report on Form 10-Q. In addition, the Company’s current operating plan is based on current assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. The Company may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease its operations if it is unable to obtain additional funding to support its current business plan. Management’s plans to finance the Company’s operations are described in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

The Company’s plan to streamline operating expenses and the associated workforce reduction announced on June 28, 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On June 28, 2022, the Company announced a plan to streamline operating expenses, including a reduction in the workforce. As a result of this plan, the Company estimates that it will reduce its operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. The Company may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If the Company is unable to realize the expected operational efficiencies and cost savings from the announced plan, its operating results and financial condition would be adversely affected. The Company also cannot guarantee that it will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Company’s plan, including the reduction in force, may be disruptive to its operations. For example, the Company’s workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in its day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in the Company seeking contractor support at unplanned additional expense or harm the Company’s productivity. The Company’s workforce reductions could also harm its ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to the Company’s business. Any failure to attract or retain qualified personnel could prevent the Company from successfully commercializing its product or developing its potential product candidates.

If the Company loses key personnel or fails to recruit and integrate replacement personnel successfully, its ability to manage its business could be impaired.

The Company’s future success depends upon the continued service of its key management, technical, sales, and other critical personnel. The Company’s officers and other key personnel are employees-at-will, and the Company cannot provide assurance that it will be able to retain them. Key personnel have left the Company in the past, and there may be additional departures of key personnel from time to time in the future. Additionally, the Company’s common stock is currently trading at a price below the exercise price of many of the outstanding options held by the Company’s employees. As a result, these “underwater” options are less useful as a motivation and retention tool for the Company’s existing employees. The loss of any key employee could result in significant disruptions to the Company’s operations. Competition for these individuals is intense, and the Company may not be able to attract, assimilate or retain highly qualified personnel. In addition, the recruitment and integration of replacement personnel could be time consuming, may cause additional disruptions to the Company’s operations, and may ultimately be unsuccessful.

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

The Company is exposed to market risk from changes in interest rates. The term loan underlying the Credit Agreement is based on the Secured Overnight Funding Rate (SOFR), a floating rate, subject to a minimum rate set in the Credit Agreement. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in the SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

Market and economic conditions may negatively impact the Company's business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russian and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in June 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 9.1% from the same month a year ago, which represents the largest CPI increase since November of 1981. The Company's general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, third-party payers, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39112	3.1	November 5, 2019
3.2	Amended and Restated Bylaws	8-K	001-39112	3.2	November 5, 2019
10.1*†	Form of Executive Employee Retention Equity and Bonus Letter
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYSTER POINT PHARMA, INC.

Date: August 11, 2022	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: August 11, 2022	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer and Chief Business Officer