Form 10-Q
period 2022-09-30
Oyster Point Pharma, Inc.
filed 2022-11-10
CIK 1720725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, the registrant had 26,844,292 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements contained in this Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, such forward-looking statements can be identified by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the proposed acquisition by Viatris Inc., do not assume the consummation of the proposed acquisition unless specifically stated otherwise. These forward-looking statements include, but are not limited to, statements about:
•expectations regarding the Company’s planned merger with Viatris Inc. including expected timing, completion and effects of the merger;
•plans relating to commercializing TYRVAYA® (varenicline solution) Nasal Spray and the Company's other product candidates, if approved, including the geographic areas of focus and sales strategy;
•the commercial success of TYRVAYA Nasal Spray and the Company’s other product candidates, once approved;
•the extent to which third-party coverage and reimbursement will be available from third-party payors, including government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid), private healthcare insurers and other healthcare funding organizations for TYRVAYA Nasal Spray and the Company’s other product candidates;
•the likelihood of the Company being able to maintain existing, or obtain additional insurance coverage from third-party payors and expand the commercial coverage with respect to TYRVAYA Nasal Spray;
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

Forward-looking statements include, without limitation, statements regarding the planned merger transaction with Viatris Inc., as well as and payments that may be made upon the satisfaction of specified milestones, which are each based on the Company’s current expectations and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks related to the Company’s ability to complete the transaction on the proposed terms and schedule or at all; whether the conditions for the tender offer in connection with the merger will be satisfied, or whether a sufficient number of shares will be tendered; the outcome of any future legal proceedings that may be instituted against the Company and/or others relating to the transaction; the failure (or delay) to receive any required regulatory approvals relating to the transaction; the possibility that competing offers will be made; uncertainty of the expected financial performance of the Company and its products, including whether any milestones will ever be achieved; and the occurrence of any event, change, or other circumstance that could give rise to the termination of the acquisition agreement.
The Company has based these forward-looking statements largely on its current expectations, including the Company's expectations regarding the Company's planned merger with Viatris, Inc., and projections about its business, the industry in which it operates and financial trends that it believes may affect business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, these forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in the Company's forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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
ii

iii

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OYSTER POINT PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$68,800	$193,372
Restricted cash	—	61
Accounts receivable, net	13,184	6,656
Inventory, net	6,959	6,086
Prepaid expenses and other current assets	8,764	9,075
Total current assets	97,707	215,250
Property and equipment, net	2,438	2,497
Investment - related party	886	886
Other assets	5,692	1,082
Right-of-use assets, net	2,478	2,902
Total Assets	$109,201	$222,617
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,145	$6,496
Accrued expenses and other current liabilities	24,360	21,511
Lease liabilities	692	795
Total current liabilities	29,197	28,802
Lease liabilities, non-current	1,811	2,118
Long-term debt, net	92,218	89,815
Other liabilities	8,177	2,345
Total Liabilities	131,403	123,080
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 0 outstanding	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized, 26,831,485 and 26,579,585 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	367,762	354,920
Accumulated deficit	(389,991)	(255,410)
Total Stockholders’ Equity (Deficit)	(22,202)	99,537
Total Liabilities and Stockholders’ Equity (Deficit)	$109,201	$222,617
The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$5,591	$—	$12,988	$—
License revenue - related party	—	17,943	—	17,943
Total revenue	5,591	17,943	12,988	17,943
Cost of product revenue	1,348	—	2,994	—
Operating expenses:
Sales and marketing	22,094	18,170	77,169	28,947
General and administrative	12,149	10,327	39,079	27,938
Research and development	3,913	6,214	13,258	18,772
Total operating expenses	38,156	34,711	129,506	75,657
Loss from operations	(33,913)	(16,768)	(119,512)	(57,714)
Other (expense) income, net
Interest expense	(3,495)	(1,124)	(9,717)	(1,124)
Other income (expense), net	661	222	(5,352)	243
Total other (expense) income, net	(2,834)	(902)	(15,069)	(881)
Net loss and comprehensive loss	$(36,747)	$(17,670)	$(134,581)	$(58,595)
Net loss per share, basic and diluted	$(1.37)	$(0.68)	$(5.03)	$(2.25)
Weighted average shares outstanding, basic and diluted	26,830,756	26,037,975	26,736,177	25,984,412

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	26,579,585	$27	$354,920	$(255,410)	$99,537
Net loss	—	—	—	(47,892)	(47,892)
Issuance of common stock upon exercise of stock options	69,930	—	76	—	76
Issuance of common stock upon vesting of restricted stock units	20,618	—	—	—	—
Shares withheld for taxes	(7,436)	—	(87)	—	(87)
Stock-based compensation expense	—	—	4,359	—	4,359
Balance at March 31, 2022	26,662,697	$27	$359,268	$(303,302)	$55,993
Net loss	—	—	—	(49,942)	(49,942)
Issuance of common stock upon vesting of restricted stock units	37,550	—	—	—	—
Issuance of common stock under the employee stock purchase plan (ESPP)	128,926	—	541	—	541
Stock-based compensation expense	—	—	4,183	—	4,183
Balance at June 30, 2022	26,829,173	$27	$363,992	$(353,244)	$10,775
Net loss	—	—	—	(36,747)	(36,747)
Issuance of common stock upon vesting of restricted stock units	2,312	—	—	—	—
Stock-based compensation expense	—	—	3,770	—	3,770
Balance at September 30, 2022	26,831,485	$27	$367,762	$(389,991)	$(22,202)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	25,890,490	$26	$341,384	$(154,751)	$186,659
Net loss	—	—	—	(18,909)	(18,909)
Issuance of common stock upon exercise of stock options	55,046	—	218	—	218
Issuance of common stock upon vesting of restricted stock units	15,252	—	—	—	—
Stock-based compensation expense	—	—	2,680	—	2,680
Balance at March 31, 2021	25,960,788	$26	$344,282	$(173,660)	$170,648
Net loss	—	—	—	(22,016)	(22,016)
Issuance of common stock upon exercise of stock options	28,748	—	104	—	104
Issuance of common stock upon vesting of restricted stock units	16,901	—	—	—	—
Stock-based compensation expense	—	—	3,048	—	3,048
Balance at June 30, 2021	26,006,437	$26	$347,434	$(195,676)	$151,784
Net loss	—	—	—	(17,670)	(17,670)
Issuance of common stock upon exercise of stock options	87,816	—	283	—	283
Stock-based compensation expense	—	—	3,115	—	3,115
Balance at September 30, 2021	26,094,253	$26	$350,832	$(213,346)	$137,512

The accompanying notes are an integral part of these condensed financial statements.

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(134,581)	$(58,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,312	8,843
Depreciation	261	91
Amortization and accretion of long-term debt related costs	3,085	508
Reduction in the carrying amount of the right-of-use assets	709	371
Provision for inventory obsolescence	(73)	—
Non-cash consideration for license revenue - related party	—	(443)
Change in fair value of net embedded derivative liability	5,806	(212)
Changes in assets and liabilities:
Accounts receivable, net	(6,528)	—
Inventory	(5,600)	—
Prepaid expenses and other current assets	311	395
Other receivable - related party	—	(2,500)
Other assets	(102)	(118)
Accounts payable	(2,352)	1,215
Lease liabilities - operating leases	(669)	(357)
Accrued expenses and other current liabilities	2,889	2,921
Other liabilities	26	—
Net cash used in operating activities	(124,506)	(47,881)
Cash flows from investing activities
Purchases of property and equipment	(203)	(1,250)
Net cash used in investing activities	(203)	(1,250)
Cash flows from financing activities
Payment of deferred offering costs	—	(30)
Net proceeds from long-term debt	—	40,151
Repayment of long-term debt	(429)	—
Repayment of principal on finance leases	(26)	(14)
Payment of withholding taxes related to stock-based compensation	(87)	—
Proceeds from the issuance of common stock under the ESPP	542	—
Proceeds from the exercise of stock options	76	605
Net cash provided by financing activities	76	40,712
Net decrease in cash, cash equivalents and restricted cash	(124,633)	(8,419)
Cash, cash equivalents and restricted cash at the beginning of the period	193,433	192,646
Cash, cash equivalents and restricted cash at the end of the period	$68,800	$184,227

OYSTER POINT PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$68,800	$184,166
Restricted cash	—	61
Cash, cash equivalents and restricted cash	$68,800	$184,227
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$6,632	$617
Non-cash investing and financing activities:
Right-of-use assets acquired through leases	$285	$344

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

Liquidity

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $134.6 million for the nine months ended September 30, 2022, and had an accumulated deficit of $390.0 million as of September 30, 2022. The Company had cash and cash equivalents of $68.8 million as of September 30, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In the second half of 2021, the Company secured debt capital in the form of a long-term credit facility of up to $125.0 million (the Credit Agreement), to finance its operations, as further described in Note 8, Long-term Debt. The Company is also a party to a license agreement with Ji Xing Pharmaceuticals Limited (Ji Xing), according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. In addition, the Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $13.0 million for the nine months ended September 30, 2022.

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the date these condensed financial statements are issued, and that the future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA Nasal Spray and raising additional capital. Management believes that it may be able to raise such additional capital by raising up to $100.0 million of equity capital through its at-the-market sales agreement with Cowen and Company, LLC, and potentially receiving upfront and milestone payments through collaborative or strategic arrangements to license its OC-01 intellectual property in additional non-U.S. regions and/or intellectual property related to its pipeline assets worldwide. There can be no assurance the Company will be able to raise such additional equity capital. In addition, the Company may have the ability to draw up to $30.0 million on the third tranche of the Credit Agreement. This is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. There can be no assurance that the Company will meet the net recurring revenue minimum threshold to enable the Company to draw on the third tranche. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments of at least $5.0 million at all times in a deposit account subject to control by the lender. If the Company is in violation of this covenant and an event of default resulting from such violation is continuing, the lender could exercise remedies, including but not limited to, the acceleration of all outstanding debt under the Credit Agreement. While the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, the Company cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Finally, although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and demand from investors, among other factors. There can be no assurance that the Company will be successful in commercializing TYRVAYA Nasal Spray or raising this additional capital or that such capital, including under the at-the-market sales agreement, if available, will be on terms that are acceptable to the Company. If the Company is unable to successfully commercialize TYRVAYA Nasal Spray and raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay or reduce the scope of its marketing and commercialization efforts or make other changes to its operating plan, which could materially and adversely affect the Company's business, financial condition and operations. Successfully commercializing TYRVAYA Nasal Spray requires significant sales and marketing efforts, and the Company’s pipeline programs may require significant additional research and development efforts, including extensive preclinical and clinical testing. These activities will in turn require significant amounts of capital, qualified personnel and adequate infrastructure. There can be no assurance when, if ever, the Company will realize significant revenue from the sales of TYRVAYA Nasal Spray or if the development efforts supporting the Company’s pipeline of product candidates, including future clinical trials, will be successful. Additionally, the Company may decide to enter into additional license agreements or other collaborative or strategic arrangements to supplement its funds, which may require the Company to give up certain rights, thereby limiting its ability to develop and commercialize TYRVAYA Nasal Spray, as well as other product candidates in the pipeline, or may have other terms that are not favorable to the Company, which could materially and adversely affect its business, results of operations and financial condition.

Additionally, while the Merger Agreement (as defined in Note 12, Subsequent Events) is in effect, the Company is subject to restrictions on our business activities, generally requiring the Company to conduct its business in the ordinary course, consistent with past practice, and subjecting the Company to a variety of specified limitations absent Viatris Inc.’s prior consent. These limitations include, among other things, restrictions on the Company’s ability to acquire other businesses and assets, sell, transfer or license the Company’s assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend the Company’s organizational documents, issue securities and incur indebtedness.

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

The Company relies on single source manufacturers and suppliers for the supply of its FDA-approved product and its product candidates. This adds to the manufacturing risks faced by the Company, which could be left without backup facilities in the event of any failure by a supplier. In addition, if the Company decides to move to a different or add additional manufacturers and suppliers in the future, any such transition or addition could result in delays or other issues, which could have an adverse effect on the supply of TYRVAYA Nasal Spray or other product candidates. Any disruption from these manufacturers or

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
suppliers could have a negative impact on the Company’s business, financial position and results of operations. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

For the nine months ended September 30, 2022, a majority of the Company's sales of TYRVAYA Nasal Spray were to four large wholesale drug distributors, and the Company is expected to continue to rely on a limited number of wholesale drug distributors for the distribution of TYRVAYA Nasal Spray. If the Company is unable to maintain its business relationships with wholesale drug distributors on commercially acceptable terms, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the three and nine months ended September 30, 2022. The Company will continue to make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines with respect to the SARS-CoV-2 virus pandemic. The extent to which the SARS-CoV-2 virus pandemic may affect the Company's future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted.

Basis of Presentation

The unaudited interim condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. While management believes that the disclosures presented are adequate to mitigate the risk of the information being misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Significant Accounting Policies Update

The Company’s significant accounting policies are disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2021. The Company updated its stock-based compensation accounting policy, as described below, in connection with the Performance Stock Units (PSUs) granted during the nine months ended September 30, 2022.

Stock-Based Compensation - Performance Stock Units

In January 2022 and July 2022, the Company granted PSUs to certain executive officers, as further described in Note 6, Stockholders' Equity and Equity Incentive Plans - Performance Stock Units. The PSUs are subject to vesting based on the Company’s attainment of pre-established performance milestones and service conditions. The performance milestones for the January 2022 PSUs are comprised of two non-market milestones and one market milestone. The July 2022 PSUs will vest upon the continuation of service to the Company and/or achievement of a market milestone. The fair values of the grants are measured

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
as described in Note 6, Stockholders' Equity and Equity Incentive Plans - Performance Stock Units.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by the Company as of the specified effective date. For the nine months ended September 30, 2022, there were no newly adopted accounting pronouncements that had a material impact to the Company's condensed financial statements. As of September 30, 2022, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact the Company's condensed financial statements.

Reclassification

The condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 has been conformed to separately present sales and marketing expenses which were previously reported in selling, general and administrative expenses. Certain prior year amounts have been reclassified for comparative purposes.

2.    Inventory

Inventory, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,144	$2,524
Work in process	5,500	3,053
Finished goods	315	509
Inventory, net	$6,959	$6,086

Raw materials in the amount of $4.8 million are not expected to be incorporated into products that will be sold within the next 12 months and are included in other assets on the condensed balance sheet as of September 30, 2022.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
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

These three embedded derivatives have been bifurcated and netted to result in a net embedded derivative liability, which is classified as a Level 3 financial liability in the fair value hierarchy as of September 30, 2022 and 2021. The net embedded derivative liability is recorded in other liabilities on the Company's condensed balance sheets.

The valuation method for the embedded derivatives includes certain unobservable Level 3 inputs including revenue projections for 2022 through 2027, revenue volatility, yield volatility, discount rates, credit spreads, operational leverage and risk-free rates of interest. The change in fair value due to the remeasurement of the net embedded derivative liability is recorded in other (expense) income, net in the Company’s condensed statements of operations and comprehensive loss.

The following table reconciles the beginning and ending balances for the Company’s net embedded derivative liability that is carried at fair value as a long-term liability on the Company's condensed balance sheets using significant unobservable inputs (Level 3) (in thousands):

	2022	2021

Beginning balance as of January 1	$2,345	$—
Recognition of net embedded derivative liability	—	450
Change in fair value of the net embedded derivative liability	5,806	(212)
Ending balance as of September 30	$8,151	$238

As of September 30, 2022, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 30, 2022
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	42,696	—	—	42,696
Total assets	$42,696	$—	$—	$42,696
Liabilities:
Net embedded derivative liability	—	—	8,151	8,151
Total liabilities	$—	$—	$8,151	$8,151

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Investment - Related Party

In connection with entering into a license agreement with Ji Xing, as described in Note 10, License and Collaboration Agreements, the Company received 397,562 senior common shares of Ji Xing in August 2021 and 397,561 senior common shares in October 2021 (the Investment), which were accounted for as a non-marketable equity investment and valued as of August 5, 2021 and October 15, 2021, respectively. Ji Xing is an entity affiliated with RTW Investments, LP. RTW Investments, LP, is one of the Company's beneficial owners and, as a result, the Investment is considered to be a related party transaction. The Investment is classified within Level 3 in the fair value hierarchy because the fair value was determined based on a market approach in which one or more significant inputs to the valuation model are unobservable. The Investment is subject to non-recurring fair value measurements for the evaluation of potential impairment losses and observable price changes in orderly transactions for an identical or similar investment of Ji Xing. There was no impairment expense recorded for the Investment during the three or nine months ended September 30, 2022.

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

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$605	$585
Manufacturing equipment	502	—
Furniture and fixtures	27	73
Leasehold improvements	121	226
Marketing equipment	258	258
Office equipment	68	68
Construction-in-progress	1,169	1,524
Total property and equipment	$2,750	$2,734
Accumulated depreciation	(312)	(237)
Property and equipment, net	$2,438	$2,497

5.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued gross-to-net deductions	$7,762	$4,837
Accrued compensation	10,876	9,153
Accrued inventory	70	594
Accrued professional services	3,981	5,451
Accrued research and development expense	1,085	1,156
Accrued other expense	586	320
Total accrued expenses and other current liabilities	$24,360	$21,511

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

6.    Stockholders' Equity and Equity Incentive Plans

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, at a par value of $0.001 per share. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards as well as reserved common stock for future issuance is as follows:

	September 30, 2022	December 31, 2021
Outstanding options under the 2016 Equity Incentive Plan (the 2016 Plan)	1,800,334	1,935,240
Outstanding options under the 2019 Equity Incentive Plan (the 2019 Plan)	2,775,926	2,078,232
Outstanding options under the 2021 Equity Inducement Plan (the 2021 Plan)	514,883	270,600
Outstanding performance stock units (PSUs) under the 2019 Plan	1,038,250	—
Unvested restricted stock units (RSUs) under the 2019 Plan	987,428	179,149
Equity awards available for grant under the 2019 Plan (1)	66,380	1,535,488
Equity awards available for grant under the 2021 Plan	135,117	379,400
Shares reserved for purchase under the Employee Stock Purchase Plan (the ESPP) (2)	362,316	225,447
Total	7,680,634	6,603,556

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

Performance Stock Units

July 2022 PSU Grant

In July 2022, the Company's Board of Directors granted 350,000 PSUs to the Company’s President and Chief Executive Officer and 300,000 PSUs to the Company’s Chief Financial and Business Officer. Upon vesting, each PSU will entitle the grantee to receive one share of the Company’s common stock based on the following conditions and the executive officer’s continued service with the Company:

•50% of the PSUs will vest on July 6, 2023 (Tranche 1); and
•The remaining 50% of the PSUs will vest at such time, if any, during the period that begins on July 6, 2023, and ending on July 6, 2024, as the thirty-day volume-weighted average stock price (VWAP) of the Company’s common stock reaches $6.00 per share (Tranche 2).

The fair value of Tranche 1 is based on the market price of the Company's stock at the date of grant. The fair value of Tranche 2 is estimated using a Monte Carlo simulation in a risk-neutral framework and uses the following inputs to determine the fair value:

•Expected term - 2.00 years.
•Expected volatility - Historical volatility of the Company's common stock price over a lookback period that is commensurate to the vesting period, which is 68.8%.
•Risk-free interest rate - The Constant Maturity U.S. Treasury Curve, which is 2.95%.
•Expected dividend rate - The Company has estimated the dividend yield to be zero.
•Derived service period - 1.123 years.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

The Company recorded stock-based compensation expense of $0.6 million related to these PSUs for the three and nine months ended September 30, 2022.

January 2022 PSU Grant

In January 2022, the Company granted a target number of PSUs to certain executive officers that are subject to vesting based on the Company’s attainment of pre-established performance milestones and service conditions. The performance milestones are comprised of two non-market milestones and one market milestone. The non-market performance milestones are subject to attaining certain forecasted net product revenues and future prescriptions of TYRVAYA Nasal Spray, and the market performance milestone is subject to (i) at least one of the non-market milestones being met and (ii) attaining total shareholder return based on the change in the price of the Company's common stock. Depending on the terms of the PSUs and the outcome of the performance milestones, a recipient may ultimately earn 0% to 125% (as specified for each PSU grant) of the target number of PSUs granted of 310,600.

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

The Company records stock-based compensation expense over the estimated service period for each performance-based milestone subject to the achievement of the milestones being considered probable. At each reporting date, the Company assesses whether achievements of the milestones are considered probable and, if so, records stock-based compensation expense based on the portion of the service period elapsed to date with respect to the milestones, with a cumulative catch-up. The Company did not record stock-based compensation expense related to these PSUs during the three or nine months ended September 30, 2022.
Stock Options
The following table summarizes stock option activity under the 2016 Plan, the 2019 Plan and the 2021 Plan for the nine months ended September 30, 2022 (in thousands, except shares, contractual term and per share data):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,284,072	$13.54	8.1	$28,874
Options granted	1,458,967	14.45		—
Options exercised	(69,930)	1.09		995
Options forfeited	(581,966)	17.44		23
Outstanding at September 30, 2022	5,091,143	13.53	7.8	3,122
Shares vested and exercisable as of September 30, 2022	2,562,866	11.55	6.8	3,023
Vested and expected to vest as of September 30, 2022	5,091,143	$13.53	7.8	$3,122

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The weighted average fair value of options granted during the nine months ended September 30, 2022 was $10.32 per share. As of September 30, 2022, the total unrecognized stock-based compensation expense for stock options was $25.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units
The RSUs are granted to the Company's directors and employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest.
Activity with respect to the Company's RSUs for the nine months ended September 30, 2022 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Awards	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	179,149	$17.52	2.4	$3,271
Restricted stock units granted	918,357	7.43		6,822
Restricted stock units vested	(60,480)	17.86		451
Restricted stock units forfeited	(49,598)	14.37		251
Outstanding at September 30, 2022	987,428	8.27	2.1	5,549
Vested and expected to vest as of September 30, 2022	987,428	$8.27	2.1	$5,549
As of September 30, 2022, the total unrecognized stock-based compensation expense for RSUs was $6.6 million which is expected to be recognized over a weighted average period of 2.4 years.
Employee Stock Purchase Plan
The Company maintains an ESPP which allows eligible employees to purchase shares of the Company's common stock at 85% of the fair market value of the Company's stock at the beginning or the end of the offering period, whichever is lower through payroll deductions. The Company issued 128,926 shares of common stock under the ESPP during the nine months ended September 30, 2022.

Stock-Based Compensation Expense
The following is a summary of stock-based compensation expense by function recognized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$549	$812	$2,882	$1,959
General and administrative	2,664	1,818	7,605	5,573
Research and development	557	485	1,825	1,311
Total stock-based compensation expense	$3,770	$3,115	$12,312	$8,843

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

7.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(36,747)	$(17,670)	$(134,581)	$(58,595)
Denominator:
Weighted average shares outstanding, basic and diluted	26,830,756	26,037,975	26,736,177	25,984,412
Net loss per share, basic and diluted	$(1.37)	$(0.68)	$(5.03)	$(2.25)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options to purchase common stock	5,091,143	4,672,788
Unvested restricted stock units	987,428	178,595
Performance stock units	650,000	—
Shares committed under the ESPP	93,831	30,170
Total	6,822,402	4,881,553

8. Long-term Debt

Credit Facility with OrbiMed

On August 5, 2021, the Company entered into the Credit Agreement with OrbiMed as administrative agent and initial lender. The term loan underlying the Credit Agreement matures on August 5, 2027 and is structured for full principal repayment at maturity. The term loan bears interest at the secured overnight financing rate (SOFR, as defined in the Credit Agreement) (with a floor of 0.40% per annum) plus a spread of 8.10% per annum.

The Company is required to make quarterly payments to OrbiMed in the form of a revenue sharing fee in an amount equal to 3.0% of all net revenue from fiscal year net sales and licenses of OC-01 up to $300.0 million and 1% of all revenue from fiscal year sales and licenses of TYRVAYA Nasal Spray in excess of $300.0 million and up to $500.0 million, subject to caps on such fiscal year net sales and license revenues. As of September 30, 2022 and December 31, 2021, the Company accrued $0.2 million and $0.2 million, respectively, for the revenue sharing fee which is classified in accrued expenses and other current liabilities on the Company's condensed balance sheet.

The discount created by the bifurcated net embedded derivative liability, together with the exit fee, the buyout amount, and any debt issuance fees attributable to the drawn tranches are deferred and amortized using the effective interest method over the life of the term loan, which resulted in an effective interest rate of 16.04% on the loan as of September 30, 2022.

In connection with entering into the Credit Agreement, the Company incurred loan commitment fees, which were capitalized and recorded in other assets on the Company's condensed balance sheet as of September 30, 2022. The Company amortizes loan commitment fees on a straight-line basis over the term of the loan commitment. Undrawn loan commitment fees, net of accumulated amortization, were $0.3 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively.

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
The balances of the long-term debt, debt issuance and discount costs, net of amortization and accretion recorded on the Company's condensed balance sheet were as follows:

	September 30, 2022	December 31, 2021
Long-term debt	$95,000	$95,000
Debt issuance and discount costs, net of amortization	(2,782)	(5,185)
Long-term debt, net	$92,218	$89,815

During the three and nine months ended September 30, 2022, the Company recorded interest expense of $3.5 million and $9.7 million, respectively, of which $1.0 million and $3.1 million, respectively, are related to the amortization of the loan commitment fees and accretion of the debt issuance and discount costs.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to the Company’s ability to enter into certain forms of indebtedness, as well as to pay dividends and other restricted payments. The Credit Agreement also includes provisions for customary events of default. The Credit Agreement requires compliance with a minimum liquidity covenant of $5.0 million. The Company was in compliance with all covenants as of September 30, 2022.

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
The Company leases certain office equipment under finance leases with remaining lease terms of less than 3.8 years.
Supplemental balance sheet information for the Company's leases is as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,444	$2,884
Finance lease right-of-use assets	34	18
Total right-of-use assets	$2,478	$2,902

Operating lease liabilities	$675	$779
Finance lease liabilities	17	16
Total lease liabilities	$692	$795

Operating lease liabilities, non-current	$1,791	$2,114
Finance lease liabilities, non-current	20	4
Total lease liabilities, non-current	$1,811	$2,118

The maturities of the lease liabilities under non-cancelable operating and finance leases are as follows (in thousands):

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)

As of September 30, 2022	Finance Leases	Operating Leases	Total
2022 (remainder)	$4	$194	$198
2023	18	792	810
2024	16	646	662
2025	—	562	562
2026	—	525	525
Total undiscounted cash flows	38	2,719	2,757
Less: imputed interest	(1)	(253)	(254)
Total lease liabilities	37	2,466	2,503
Less: current portion	(17)	(675)	(692)
Lease liabilities	$20	$1,791	$1,811
Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and was $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The Company did not recognize any license or milestone revenue during the three or nine months ended September 30, 2022. The Company recognized $17.9 million of revenue in connection with the license and collaboration agreement, which is inclusive of 397,562 senior common shares of Ji Xing that the Company received in August 2021 valued at $0.4 million during the three and nine months ended September 30, 2021.

Adaptive Phage Therapeutics

In May 2021, the Company entered into a research collaboration agreement with Adaptive Phage Therapeutics (APT) for the development of potential biological treatments for multiple ophthalmic diseases. Under the terms of the collaboration agreement, the Company has the option and certain rights to obtain an exclusive license to develop and commercialize APT’s technology for ophthalmic diseases and disorders. Under the license terms, if such option is exercised, the Company would make potential development and regulatory milestones payments, as well as potentially make sales-related milestones and tiered royalty payments based on net sales, if a licensed phage therapy is approved by the FDA or certain other regulatory authorities. Pursuant to the terms of the agreement, the Company paid a one-time, non-refundable, upfront payment of $0.5 million for the collaboration and option agreement which was included in research and development expense for the nine months ended September 30, 2021. The Company has not exercised the option granted under the agreement as of September 30, 2022.

Pfizer Inc.

The Company is party to a non-exclusive patent license agreement with Pfizer Inc. (Pfizer), which granted the Company non-exclusive rights under Pfizer’s patent rights covering varenicline tartrate to develop, manufacture, and commercialize the OC-01 (varenicline solution) nasal spray product. Pursuant to the license agreement, the Company is required to pay a one-time sales-based milestone payment of $10.0 million if annual U.S. net sales of TYRVAYA Nasal Spray exceed $250.0 million prior to December 31, 2026. The Company is also required to pay royalties based on annual U.S. tiered net sales of TYRVAYA Nasal Spray at percentages ranging from 7.5% to 15% until the expiration of the royalty term. The royalty obligation to Pfizer commenced upon the first commercial sale of TYRVAYA Nasal Spray and expires upon the later of (a) the expiration of all regulatory or data exclusivity granted to Pfizer in connection with varenicline in the United States; and (b) the expiration or abandonment of the last valid claims of the licensed patents. Royalty expense is recorded in the cost of product revenue in the condensed statements of operations and comprehensive loss. The Company recorded royalty expense of $0.4 million and

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
$1.0 million during the three and nine months ended September 30, 2022, respectively, and no royalty expense during the three and nine months ended September 30, 2021.

11.    Commitments and Contingencies

Purchase Commitments

As of September 30, 2022, the Company has non-cancelable commitments for the purchase of raw materials and materials for research and development, packaging and product manufacturing costs of approximately $5.4 million, consisting of $3.7 million for the remainder of 2022 and $1.7 million for 2023. No purchase commitments have been made beyond year 2023. The Company made purchases of $8.1 million and $2.3 million under its purchase commitments during the nine months ended September 30, 2022 and 2021, respectively.

Manufacturing and Supply Commitments

In 2021, the Company entered into a manufacturing and supply agreement with a CMO to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company pays a minimum capacity reservation fee in the amount of $2.5 million for the twelve months ended October 2022, 2023 and 2024. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. In October 2022, the Company paid the $1.8 million minimum capacity reservation fee for the twelve months ended October 2023.

As of September 30, 2022, other than noted above, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

12.    Subsequent Events

Pending Transaction with Viatris Inc.

On November 7, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Viatris Inc. and Iris Purchaser Inc. (Purchaser), a wholly owned subsidiary of Viatris Inc. The Merger Agreement provides that, subject to satisfaction of customary closing conditions, including the completion of the Offer (as defined below), Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation as a wholly owned subsidiary of Viatris Inc. (the Merger).

Pursuant to the terms and subject to the conditions of the Merger Agreement, Viatris Inc. has agreed to cause Purchaser to commence a tender offer (Offer) to acquire all of the outstanding shares of common stock of the Company for (i) $11.00 per share in cash plus (ii) the right to receive one contingent value right payment (CVR) per share, which represents the right to receive a Milestone Payment, defined as $1.00 per share in cash if Milestone One (as defined below) is achieved or $2.00 per share in cash if Milestone Two (as defined below) is achieved, net of applicable withholding taxes and without interest. Milestone One will be met if the Company both i) recognizes at least $21.6 million net revenue from sales of TYRVAYA Nasal Spray for the twelve months ended December 31, 2022; and (ii) achieves at least 131,822 total TYRVAYA Nasal Spray prescriptions in the United States for the twelve months ended December 31, 2022. Milestone Two will be met if the Company both (i) recognizes at least $24.0 million net revenue from sales of TYRVAYA Nasal Spray for the twelve months ended December 31, 2022; and (ii) achieves at least 146,469 total TYRVAYA Nasal Spray prescriptions in the United States for the twelve months ended December 31, 2022. If Milestone One is achieved and Milestone Two is not achieved, the stockholders who had shares of the Company’s

OYSTER POINT PHARMA, INC.
Notes to Unaudited Interim Condensed Financial Statements (continued)
common stock acquired by Viatris Inc. in connection with the Offer shall receive a Milestone Payment of $1.00 per share in cash. If Milestones One and Two are achieved, the stockholders who had shares of the Company’s common stock acquired by Viatris Inc. in connection with the Offer shall receive a Milestone Payment of $2.00 per share in cash. If Milestone One is not achieved, no Milestone Payment will become payable and stockholders who had shares of the Company’s common stock acquired by Viatris, Inc. in connection with the Offer shall not receive additional consideration.

The Merger Agreement contains customary representations and warranties, and is anticipated to close in the first quarter of 2023, subject to the satisfaction of customary closing conditions, including the completion of the Offer. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Viatris Inc. a termination fee of approximately $11.9 million. As a result of the Merger, the Company will cease to be a publicly traded company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations. As you read this discussion and analysis, refer to the Company's financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which represents the results of operations for the three and nine months ended September 30, 2022 and 2021. Also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition. The discussion and analysis below has been organized as follows:

•Executive summary, including a description of the Company's pending merger with Viatris Inc. and the business and recent events that are important to understanding the results of operations and financial condition;
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

Some of the information contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to Company's expectations in connection with the pending merger with Viatris Inc., the Company’s plans and strategy for its business, includes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q, the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

The forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the pending merger with Viatris Inc., do not assume the consummation of the proposed merger unless specifically stated otherwise.

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

The Company began selling TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $13.0 million for the nine months ended September 30, 2022. The Company expects its product revenue to increase if it gains market share and TYRVAYA Nasal Spray obtains insurance coverage from additional third-party payors. The Company generated net losses of $134.6 million and $58.6 million for the nine months ended September 30, 2022, and 2021, respectively, and had an accumulated deficit of $390.0 million as of September 30, 2022. The Company has financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company secured debt capital in the form of a long-term credit facility of up to $125.0 million (the Credit Agreement) with OrbiMed Royalty & Credit Opportunities III, LP (OrbiMed) to help finance its operations.

Recent Events

Pending Transaction with Viatris Inc.

On November 7, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) by and among the Company, Viatris Inc. and Iris Purchaser Inc. (Purchaser), a wholly owned subsidiary of Viatris Inc. The Merger Agreement provides that, subject to satisfaction of customary closing conditions, including the completion of the Offer (as defined below), Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation as a wholly owned subsidiary of Viatris Inc. (the Merger).

Pursuant to the terms and subject to the conditions of the Merger Agreement, Viatris Inc. has agreed to cause Purchaser to commence a tender offer (Offer) to acquire all of the outstanding shares of common stock of the Company for (i) $11.00 per share in cash plus (ii) the right to receive one contingent value right payment (CVR) per share, which represents the right to receive a Milestone Payment, defined as $1.00 per share in cash if Milestone One (as defined below) is achieved or $2.00 per share in cash if Milestone Two (as defined below) is achieved, net of applicable withholding taxes and without interest. Milestone One will be met if the Company both (i) recognizes at least $21.6 million net revenue from sales of TYRVAYA Nasal Spray for the twelve months ended December 31, 2022; and (ii) achieves at least 131,822 total TYRVAYA Nasal Spray prescriptions in the United States for the twelve months ended December 31, 2022. Milestone Two will be met if the Company both (i) recognizes at least $24.0 million net revenue from sales of TYRVAYA Nasal Spray for the twelve months ended December 31, 2022; and (ii) achieves at least 146,469 total TYRVAYA Nasal Spray prescriptions in the United States for the twelve months ended December 31, 2022. If Milestone One is achieved and Milestone Two is not achieved, the stockholders who had shares of the Company’s common stock acquired by Viatris Inc. in connection with the Offer shall receive a Milestone Payment of $1.00 per share in cash. If Milestones One and Two are achieved, the stockholders who had shares of the Company’s common stock acquired by Viatris Inc. in connection with the Offer shall receive a Milestone Payment of $2.00 per share in cash. If Milestone One is not achieved, no Milestone Payment will become payable and stockholders who had shares of the Company’s common stock acquired by Viatris Inc. in connection with the Offer shall not receive additional consideration.

Pursuant to the terms and and subject to the conditions of the Merger Agreement, the Merger will be affected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of common stock upon the acquisition by Purchaser of a majority of the aggregate voting power of common stock. As a result of the Merger, the Company will cease to be a publicly traded company. The Merger Agreement contains customary representations and warranties. The Merger is anticipated to close in the first quarter of 2023, subject to the satisfaction of customary closing conditions, including completion of the Offer. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement. If the Merger Agreement is

terminated under specified circumstances provided in the Merger Agreement, the Company will be required to pay Viatris Inc. a termination fee of approximately $11.9 million.

The foregoing description of the Merger Agreement and the Transactions does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein. Please also see “Item 1A. Risk Factors—Risks related to the pending merger with Viatris Inc.”.

Operating Expense Streamlining Plan

In the second quarter of 2022, the Company announced a plan to streamline operating expenses. The plan, which has since been implemented, included a reduction in force and certain other cost-cutting measures. These measures, which were approved by the Company's Board of Directors, served to better align the Company's workforce with the anticipated current needs of its business, maximize the commercial potential of TYRVAYA Nasal Spray, and create value for the Company's stakeholders. The Company reduced its operating expenses, primarily driven by lower non-employee-related general and administrative and research and development expenses, and to a lesser extent, by the reduction of approximately 40 positions across the organization.

Ji Xing Pharmaceuticals Enrolls Patients in a Phase 3 Clinical Trial of OC-01 in China

The Company granted Ji Xing an exclusive license to develop and commercialize OC-01 (varenicline solution) nasal spray and OC-02 (simpinicline) nasal spray pharmaceutical products, for all prophylactic uses for, and treatment of, ophthalmology diseases or disorders in the greater China region in August 2021. In July 2022, Ji Xing announced that the first patients have been enrolled in its Phase 3 clinical study of OC-01 (varenicline solution) nasal spray in China. The study is being carried out in over 20 leading clinical centers across China and is designed to evaluate the efficacy and safety of OC-01 nasal spray for the treatment of the signs and symptoms of dry eye disease to support a new drug application in China.

Expansion of Commercial Coverage for TYRVAYA Nasal Spray

In July 2022, the Company introduced expanded patient access programs to include more eligible patients. As of the third quarter of 2022, TYRVAYA Nasal Spray is covered by commercial prescription drug plans managed by the nation’s top three Pharmacy Benefit Manager Group Purchasing Organizations. The Company expects to expand market access to TYRVAYA Nasal Spray with additional coverage for Medicare Part D patients in 2023 and beyond.

Continued Enrollment of Subjects in the OLYMPIA Phase 2 Clinical Trial of TYRVAYA Nasal Spray for Patients with Neurotrophic Keratopathy

During the nine months ended September 30, 2022, the Company continued enrollment of subjects in the OLYMPIA Phase 2 clinical trial of OC-01 for the treatment of Stage 1 Neurotrophic Keratopathy (NK). NK is a degenerative disease resulting from a loss on corneal sensation, which causes progressive damage to the top layer of the cornea and can negatively impact visual acuity. Enrollment was completed in October 2022 and study results are expected in the first quarter of 2023.

Additional Pre-Clinical Studies for Enriched Tear Film (ETF™) Gene Therapy to Target Neurotrophic Keratopathy and Vernal and Atopic Keratoconjunctivitis patients

During the nine months ended September 30, 2022, the Company progressed in its multiple pre-clinical studies for the proprietary ETF™ gene therapy with OC-101 (AAV-NGF). OC-101 (AAV-NGF) is administered as a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector containing the human nerve growth factor (NGF) gene for Stages 2 and 3 NK patients. The Company submitted a Pre-IND meeting request and briefing document to the U.S. FDA for the OC-101 (AAV-NGF) program and received a response from FDA on the briefing document questions. The Company expects to begin the final IND enabling study for this platform in 2023. The Company also announced the development of OC-103 (AAV-DAO). OC-103 (AAV-DAO) is administered as a single, intralacrimal gland injection of an adeno-associated virus (AAV) vector containing the enzyme diamine oxidase (DAO) in vernal and atopic keratoconjunctivitis patients. OC-103 (AAV-DAO) is planned to begin preclinical animal studies in 2023.

The Impact of the SARS-CoV-2 Virus Pandemic

The Company does not believe its financial results were materially affected by the SARS-CoV-2 virus pandemic during the three and nine months ended September 30, 2022. The Company will continue to make practical decisions in compliance with Centers for Disease Control and Prevention, federal, state and local guidelines. The extent to which the SARS-CoV-2 virus pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted.

For further discussion of the risks that the Company faces as a result of the SARS-CoV-2 virus pandemic refer to the ”Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue:
Product revenue, net	$5,591	$—	$5,591	100%
License revenue - related party	—	17,943	(17,943)	100%
Total revenue	5,591	17,943	(12,352)	(69)%
Cost of product revenue	1,348	—	1,348	100%
Operating expenses:
Sales and marketing	22,094	18,170	3,924	22%
General and administrative	12,149	10,327	1,822	18%
Research and development	3,913	6,214	(2,301)	(37)%
Total operating expenses	38,156	34,711	3,445	10%
Loss from operations	(33,913)	(16,768)	(17,145)	102%
Other (expense) income:
Interest expense	(3,495)	(1,124)	(2,371)	211%
Other income, net	661	222	439	198%
Total other (expense) income, net	(2,834)	(902)	(1,932)	214%
Net loss and comprehensive loss	$(36,747)	$(17,670)	$(19,077)	108%

Product Revenue, Net

Product revenue, net was $5.6 million for the three months ended September 30, 2022, and was related to sales of TYRVAYA Nasal Spray, which was launched in the U.S. in November 2021. Approximately 34,000 TYRVAYA Nasal Spray prescriptions, written by approximately 6,100 unique eye care professionals, were filled during the three months ended September 30, 2022. The Company did not generate any revenues from product sales during the three months ended September 30, 2021.

License Revenue - Related Party

The Company did not recognize any license revenue during the three months ended September 30, 2022. The Company recognized $17.9 million in license revenue during the three months ended September 30, 2021 in connection with the License Agreement entered into with Ji Xing. The license revenue was recognized upon the transfer of control of the licenses to Ji Xing and was comprised of $17.5 million cash consideration, and non-cash consideration of 397,562 senior common shares of Ji Xing valued at $0.4 million.

Cost of Product Revenue

Cost of product revenue for the three months ended September 30, 2022 was $1.3 million, which consisted of material costs, third-party manufacturing costs, and royalty expense.

Sales and Marketing

Sales and marketing expenses increased by $3.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to higher payroll-related expenses of $3.1 million, which was driven by the growth of the Company's sales force since 2021. Other sales and marketing expenses increased by $0.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, in connection with samples, trade shows, educational programs, patient services, payor access and other marketing efforts related to the commercialization of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by additional payroll-related expenses of $2.7 million due to an increase in headcount to support the Company's business operations, including an increase in stock compensation expense of $0.8 million. Other general and administrative expenses decreased by $0.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily related to a decrease in sponsorships, public relations and recruiting activities.

Research and Development Expenses

Research and development expenses decreased by $2.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to decreased research and development activity relating to OC-01 following its approval by the FDA on October 15, 2021, and lower payroll-related expenses of $0.7 million.

Interest Expense

The Company incurred $3.5 million and $1.1 million of interest expense during the three months ended September 30, 2022 and 2021, respectively, related to the Credit Agreement, which the Company entered into with OrbiMed in August 2021. Interest expense for both periods included contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs. Interest expense for the three months ended September 30, 2022 relates to $95.0 million of outstanding borrowings under the Credit Agreement for the entire three-month period. For the three months ended September 30, 2021, the Company had outstanding borrowings under the Credit Agreement of $45.0 million from August 5, 2021 to September 30, 2021. In addition, the variable rates of interest for a portion of the three months ended September 30, 2022 were higher than the variable rates of interest in the prior year period.

Other Income, net

Other income for the three months ended September 30, 2022 of $0.7 million consisted of a $0.4 million change in the fair value of the net embedded derivative liability related to the Credit Agreement, in addition to interest earned on money market funds. Other income for the three months ended September 30, 2021 primarily consisted of $0.2 million of income associated with the change in the fair value of the net embedded derivative liability, as well as interest income earned on money market funds.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the Company's results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Product revenue, net	$12,988	$—	$12,988	100%
License revenue - related party	—	17,943	(17,943)	100%
Total revenue	12,988	17,943	(4,955)	(28)%
Cost of product revenue	2,994	—	2,994	100%
Operating expenses:
Sales and marketing	77,169	28,947	48,222	167%
General and administrative	39,079	27,938	11,141	40%
Research and development	13,258	18,772	(5,514)	(29)%
Total operating expenses	129,506	75,657	53,849	71%
Loss from operations	(119,512)	(57,714)	(61,798)	107%
Other (expense) income:
Interest expense	(9,717)	(1,124)	(8,593)	765%
Other (expense) income, net	(5,352)	243	(5,595)	(2302)%
Total other (expense) income, net	(15,069)	(881)	(14,188)	1610%
Net loss and comprehensive loss	$(134,581)	$(58,595)	$(75,986)	130%

Product Revenue, Net

Product revenue, net was $13.0 million for the nine months ended September 30, 2022, and was related to sales of TYRVAYA Nasal Spray, which was launched in the U.S. in November 2021. Approximately 83,000 TYRVAYA Nasal Spray prescriptions, written by over 8,600 unique eye care professionals, were filled during the nine months ended September 30, 2022. The Company did not generate any revenues from product sales during the nine months ended September 30, 2021.

License Revenue - Related Party

The Company did not recognize any license revenue during the nine months ended September 30, 2022. The Company recognized $17.9 million in license revenue during the nine months ended September 30, 2021 in connection with the License Agreement entered into with Ji Xing. The license revenue was recognized upon the transfer of control of the licenses to Ji Xing and was comprised of $17.5 million cash consideration, and non-cash consideration of 397,562 senior common shares of Ji Xing valued at $0.4 million.

Cost of Product Revenue

Cost of product revenue for the nine months ended September 30, 2022 was $3.0 million, which consisted of material costs, third-party manufacturing costs, and royalty expenses. In preparation of the commercial launch, the Company expensed all material costs related to pre-approval inventory to research and development expense. This resulted in a lower unit cost of product revenue than the Company's cost per unit during the nine months ended September 30, 2022 as the Company utilized this pre-approval inventory.

Sales and Marketing

Sales and marketing expenses increased by $48.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to higher payroll-related expenses of $25.8 million, which was primarily driven by the growth of the Company's sales force since 2021. The increase in payroll-related expenses included an increase in commission expense of $5.1 million, in addition to an increase in severance expense of $1.5 million due to the operating expenses streamlining plan announced on June 28, 2022. Other sales and marketing expenses increased by

$22.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, in connection with advertising, samples, trade shows, educational programs, patient services, payor access and other marketing efforts related to the commercialization of TYRVAYA Nasal Spray.

General and Administrative Expenses

General and administrative expenses increased by $11.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by additional payroll-related expenses of $8.4 million due to an increase in headcount to support the Company's business operations. The increase in payroll-related expenses included an increase in stock compensation expense of $2.0 million. Other general and administrative expenses increased by $2.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, related to accounting, consulting, public relations, legal, insurance and other professional services, partially offset by decreases in sponsorships, recruiting activities and software services. The increase in other general and administrative expenses was primarily driven by the Company's transition from a clinical-stage to a commercial stage company.

Research and Development Expenses
Research and development expenses decreased by $5.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to decreased research and development activity relating to OC-01 following its approval by the FDA on October 15, 2021. This was partially offset by an increase in stock compensation expense of $0.5 million, in addition to an increase in severance expense of $0.6 million due to the reduction in force announced on June 28, 2022.

Interest Expense

The Company incurred $9.7 million and $1.1 million of interest expense during the nine months ended September 30, 2022 and 2021, respectively, related to the Credit Agreement. Interest expense for the nine months ended September 30, 2022 included contractual interest, as well as the amortization of loan commitment fees and accretion of other long-term debt related costs. Interest expense for the nine months ended September 30, 2022 relates to $95.0 million of outstanding borrowings under the Credit Agreement for the entire nine-month period. For the nine months ended September 30, 2021, the Company had outstanding borrowings under the Credit Agreement of $45.0 million from August 5, 2021 to September 30, 2021. In addition, the variable rates of interest for a portion of the nine months ended September 30, 2022 were higher than the variable rates of interest in the prior year period.

Other (Expense) Income, net

Other expense for the nine months ended September 30, 2022 of $5.4 million consisted of a $5.8 million change in the fair value of the net embedded derivative liability related to the Credit Agreement, partially offset by interest earned on money market funds. Other income for the nine months ended September 30, 2021 primarily consisted $0.2 million of income associated with the change in the fair value of the net embedded derivative liability, as well as interest income earned on money market funds.

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

As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $68.8 million and $193.4 million, respectively.

The Company is party to an at-the-market sales agreement with Cowen and Company, LLC (Agent), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through the Agent. As of September 30, 2022, the Company had not sold any shares of common stock pursuant to the sales agreement and $100.0 million in shares remained available to be sold under the at-the-market program. There can be no assurance the Company will be able to raise such additional equity capital, or that any equity capital that may be raised will be at market conditions that are favorable to the Company.

Additionally, while the Merger Agreement is in effect, the Company is subject to restrictions on its business activities, generally requiring the Company to conduct our business in the ordinary course, consistent with past practice, and subjecting the Company to a variety of specified limitations absent Viatris Inc.’s prior consent. These limitations include, among other things, restrictions on the Company’s ability to acquire other businesses and assets, sell, transfer or license the Company’s assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend the Company’s organizational documents, issue securities and incur indebtedness.

Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company generated net losses of $134.6 million and $58.6 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $390.0 million as of September 30, 2022. The Company has cash and cash equivalents of $68.8 million as of September 30, 2022. The Company has historically financed its operations primarily through the sale and issuance of its securities. In August 2021, the Company entered into the Credit Agreement with OrbiMed to help finance its operations. The Company is also a party to a license agreement with Ji Xing, according to which it is eligible to receive additional development and sales-based milestone payments and royalties in future periods. On October 15, 2021, the Company's first product, TYRVAYA Nasal Spray, was approved by the FDA for treatment of signs and symptoms of dry eye disease. The Company commenced commercial shipments of TYRVAYA Nasal Spray in November 2021 and generated net product revenues of $13.0 million in the nine months ended September 30, 2022.

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

Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the date these financial statements are issued without generating positive cash flows through product sales and by raising additional capital from outside sources. The future viability of the Company is dependent on its ability to fund its operations through the sales and licensing of TYRVAYA

Nasal Spray, and raise additional capital through equity offerings, including through the Company's at-the-market sales program, or other collaborative or strategic arrangements. In addition, the Company may have the ability to draw up to $30.0 million on the third tranche of the Credit Agreement, as further described in Note 8, Long-term Debt. This is contingent upon achieving at least $40.0 million in TYRVAYA Nasal Spray net recurring revenue, as defined in the Credit Agreement, in any twelve-month period on or before March 31, 2023, and without an improper promotional event having occurred, among other conditions. There can be no assurance that the Company will meet the net recurring revenue minimum threshold to enable the Company to draw on the third tranche. The Credit Agreement also requires the Company to maintain a minimum level of cash and permitted cash equivalent investments, as defined, of at least $5.0 million at all times in a deposit account subject to control by the lender. If the Company is in violation of this covenant and as long as an event of default resulting from such violation is continuing, the lender could exercise remedies, which include but are not limited to, the acceleration of all outstanding debt under the Credit Agreement. In addition, the Company has generated limited revenue from initial sales of TYRVAYA Nasal Spray, and given its limited commercial history, cannot guarantee that its commercialization efforts will result in product revenues that meet its sales expectations or those of analysts and investors. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the Company’s ability to raise equity capital may depend on the stability of U.S. capital markets and the demand from investors. There can be no assurance that the Company will be successful in raising this additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

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
•the completion of the Company's pending merger with Viatris Inc.;
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

Cash Flow Discussion

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash (used in) provided by:
Operating activities	$(124,506)	$(47,881)	$(76,625)
Investing activities	(203)	(1,250)	1,047
Financing activities	76	40,712	(40,636)
Net decrease in cash and cash equivalents, and restricted cash	$(124,633)	$(8,419)	$(116,214)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022, was $124.5 million, which was primarily attributable to the Company's net loss, adjusted for non-cash items, in the amount of $112.5 million, and working capital needs in the amount of $12.0 million. Working capital needs were primarily driven by the Company's commercialization of TYRVAYA Nasal Spray, which resulted in increases in accounts receivable of $6.5 million and inventory of $5.6 million. There was also a decrease in accounts payable of $3.6 million, primarily due to the timing of payments to vendors.

Net cash used in operating activities during the nine months ended September 30, 2021, was $47.9 million, which was primarily attributable to the Company's net loss, adjusted for non-cash items, in the amount of $49.4 million and working capital needs in the amount of $1.7 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $1.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily related to payments for equipment used in the manufacturing of TYRVAYA Nasal Spray purchased during 2021.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 decreased by $40.6 million compared to the nine months ended September 30, 2021. Financing activities for the current period included a $0.4 million revenue sharing fee paid to OrbiMed, payment of withholding taxes related to stock-based compensation to the Company's employees and lower proceeds from the exercise of employee stock options, partially offset by $0.5 million in proceeds received under the Company's Employee Stock Purchase Plan.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $40.7 million, which was primarily related to net proceeds of $40.2 million funded on August 10, 2021 under the first tranche of the Credit Agreement.

Contractual Obligations and Commitments

Purchase Commitments

As of September 30, 2022, the Company has non-cancelable commitments for the purchase of raw materials and materials for research and development, packaging and product manufacturing costs of approximately $5.4 million, consisting of $3.7 million for the remainder of 2022 and $1.7 million for 2023. No purchase commitments have been made beyond year 2023. The Company made purchases of $8.1 million and $2.3 million under its purchase commitments during the nine months ended September 30, 2022 and 2021, respectively.

Manufacturing and Supply Commitments

In 2021, the Company entered into a manufacturing and supply agreement with a CMO to manufacture and supply TYRVAYA Nasal Spray for an initial term of three years. Under this agreement, the Company pays a minimum capacity reservation fee in the amount of $2.5 million for the twelve months ended October 2022, 2023 and 2024. The minimum capacity reservation fee is subject to potential future credit allowances based upon the prior year's manufacturing production, as provided for in the agreement. In October 2022, the Company paid the $1.8 million minimum capacity reservation fee for the twelve months ended October 2023.

As of September 30, 2022, other than noted above, there have been no other material changes in the contractual obligations and commitments from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The Company’s critical accounting policies and estimates are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company periodically reviews its accounting policies, estimates and assumptions and makes adjustments when facts and circumstances dictate. In addition to the accounting policies that are described in the Company's 2021 Annual Report on Form 10-K, the following critical accounting policies were updated during the nine months ended September 30, 2022.

Stock-Based Compensation - Performance Stock Units

The Company granted PSUs to certain executive officers during the nine months ended September 30, 2022. The issuance of the PSUs is contingent upon meeting several milestones, as provided for in the January 2022 and July 2022 PSU award agreements.

For the January PSU 2022 grants, the non-market performance milestones are subject to attaining certain forecasted net product revenues and future prescriptions of TYRVAYA Nasal Spray. The market performance milestone is subject to (i) at least one of the non-market milestones being met and (ii) attaining total shareholder return based on the change in the price of the Company's common stock. The fair value of the market milestone for these PSUs was estimated using a Monte Carlo simulation in a risk-neutral framework and includes an assumption that at least one of the non-market milestones are met, among other assumptions as described in Note 6, Stockholders' Equity and Equity Incentive Plans. The measurement of stock-based compensation expense for these PSUs considers the probability of achievement of the non-market milestones. The forecasted net product revenue and future prescriptions of TYRVAYA Nasal Spray involve management's judgment, which, in and of themselves, could materially affect the measurement of the stock-based compensation cost of the PSUs as reported in the financial statements and related footnote disclosures.

For the July PSU 2022 grants, the grant amount is contingent on the executive officers' continued service with the Company and a thirty-day volume-weighted average stock price (VWAP) performance milestone. VWAP performance milestone is based on the achievement of reaching a certain stock price. The fair value of the VWAP-based portion of the award was estimated using a Monte Carlo simulation based on assumptions including the risk free interest rate, expected volatility and derived service period, among others, as described in Note 6, Stockholders' Equity and Equity Incentive Plans.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company's Credit Agreement is a variable rate term loan credit facility based on the SOFR, which subjects the Company to the variability in cash outflow for interest expense associated with movements in market interest rates. As of

September 30, 2022, a 1% change in interest rates would result in an approximate $0.9 million change in interest expense on a rolling twelve-month basis.

In addition, as of September 30, 2022, the Company had cash equivalents of $42.7 million, consisting of interest-bearing money market funds, which would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of cash equivalents, a change in interest rates would not have a material effect on the Company's interest income generated from its money-market funds.

In September 2022, the U.S. Federal Reserve raised its benchmark federal funds interest rate to 3.00%-3.25% in an effort to address rising concerns about inflation in the U.S. economy. Many economists have projected that the Federal Reserve will raise interest rates several more times in 2022 and 2023. Any increase to the federal fund interest rates will likely negatively affect the Company’s future cost of borrowing.

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

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Risks related to the pending merger with Viatris Inc.

The completion of the Merger and the Offer are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

On November 7, 2022, the Company entered into the Merger Agreement. The Merger Agreement provides that, subject to satisfaction of the closing conditions detailed therein, including the completion of the Offer, Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation as a wholly owned subsidiary of Viatris Inc.. Pursuant to the terms and subject to the conditions of the Merger Agreement, Purchaser will commence the Offer to acquire all of the outstanding shares of common stock of the Company. The completion of the Merger and the Offer are subject to a number of conditions, which make the completion and timing of the Offer and Merger uncertain. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

If the Merger is not consummated within the expected time frame or at all, the Company may be subject to a number of material risks and its financial results and operations may be materially adversely affected. Following the announcement of entry into the Merger Agreement, the price of the Company's common stock increased. In the event the Merger is not timely consummated, the price of the Company’s common stock may decline. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which the Company will have received little or no benefit if completion of the Merger does not occur. In such an event, the Company may also experience negative reactions from the Company’s investors, customers, suppliers, and employees. In addition, if the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Viatris Inc. a termination fee of approximately $11.9 million. Additionally, if the Merger is not consummated within the expected time frame or at all, the Company believes its current cash and cash equivalents will not be sufficient to fund its business and the Company may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease its operations if it is unable to obtain additional funding to support its current business plan. Please also see “—The Company believes its current cash and cash equivalents will not be sufficient to fund its business for the next twelve months from the date these condensed financial statements are issued, raising substantial doubt about the Company's ability to continue as a going concern.”

The announcement and pendency of the Merger could adversely affect the Company’s business, financial results or operations.

The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding the Company’s business. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, customers and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect the Company’s revenues, earnings and cash flow, as well as the market price of the Company’s common stock.

While the Merger Agreement is in effect, the Company is subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Viatris Inc.’s prior consent. These restrictions, include, among other things, restrictions on the

Company’s ability to acquire other businesses and assets, sell, transfer or license the Company’s assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend the Company’s organizational documents, issue securities and incur indebtedness. These restrictions could prevent or delay the Company’s pursuit of strategic corporate or business opportunities, result in the Company’s inability to respond effectively to competitive pressures, industry developments, developments relating to the Company’s customers and suppliers, and future opportunities, and may as a result or otherwise have a significant negative impact on the Company’s business, results of operations and financial condition.

The Merger Agreement limits the Company’s ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains customary “no-shop” restrictions that, subject to certain exceptions, inhibit the Company’s ability to solicit alternative transaction proposals from third parties and engage in discussions or negotiations with third parties regarding transaction proposals. In the event the Company receives any inquiries, proposals or offers with respect to, or that would reasonably be expected to lead to, an acquisition proposal, or any request for information concerning the Company that would reasonably be expected to make an acquisition proposal, then the Company is required to provide promptly (and in any event within 24 hours after receipt thereof) certain information concerning such inquiry, proposal or offer with Viatris Inc. It is possible that these or other provisions in the Merger Agreement, including a termination fee of approximately $11.9 million payable to Viatris Inc. under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s outstanding common stock from considering an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

If the Merger occurs, our stockholders will not be able to participate in any upside to the Company’s business.

Upon consummation of the Merger, the Company’s stockholders will receive $11.00 plus the CVR payment, if any, in cash without interest, subject to any applicable withholding of taxes, per share of the Company’s common stock owned by them, but will not receive any shares of Viatris Inc.’s common stock. As a result, if, following the Merger, the Company’s business performs well, the Company’s current stockholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of the Company’s business.

Lawsuits may be filed against us and the members of the Company’s board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against the Company, its board of directors, Viatris Inc., Viatris Inc.’s board of directors, and others in the future in connection with the transactions contemplated by the Merger Agreement. The outcome of future litigation is uncertain, and the Company may not be successful in defending against any such future claims. Future lawsuits that may be filed against the Company, its board of directors, Viatris Inc., or Viatris Inc.’s board of directors could delay or prevent the consummation of the Merger, divert the attention of the Company’s management and employees from our day-to-day business, and otherwise adversely affect the Company financially.

The following risk factors do not take into account the planned merger transaction by Viatris Inc. and assume that the Company continues to operate its business.

The Company believes its current cash and cash equivalents will not be sufficient to fund its business for the next twelve months from the date these condensed financial statements are issued, raising substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2022, the Company had approximately $68.8 million of cash and cash equivalents. Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the issuance of the condensed financial statements that are included elsewhere in this Quarterly Report on Form 10-Q without generating positive cash flows through increased product sales and by raising additional capital from outside sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s current operating plan is based on current assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. The Company may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease its operations if it is unable to obtain additional funding to support its current business plan. Management’s plans to finance the Company’s operations are described in Note 1 of the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-

Q. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

The Company’s plan to streamline operating expenses and the associated workforce reduction announced on June 28, 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On June 28, 2022, the Company announced a plan to streamline operating expenses, including a reduction in the workforce. As a result of this plan, the Company has, and intends to seek to continue to, reduce its operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. The Company may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If the Company is unable to realize the expected operational efficiencies and cost savings from the announced plan, its operating results and financial condition would be adversely affected. The Company also cannot guarantee that it will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Company’s plan, including the reduction in force, may be disruptive to its operations. For example, the Company’s workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in its day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in the Company seeking contractor support at unplanned additional expense or harm the Company’s productivity. The Company’s workforce reductions could also harm its ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to the Company’s business. Any failure to attract or retain qualified personnel could prevent the Company from successfully commercializing its product or developing its potential product candidates.

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

The ongoing conflict between Russia and Ukraine and related sanctions could significantly devalue the Company's Russian, Belarusian, and Eurasian patents and/or patent applications. Recent Russian decrees may also significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

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

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russian and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in September 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 8.2% from the same month a year ago. The Company's general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including the costs of the raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, third-party payers, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

In addition, other legislative and administrative changes have been adopted in the U.S. in recent years, and others continue to be proposed. These changes include reductions to payments made under the Medicare program. In addition, during 2021, the Biden administration proposed additional potential legislative and administrative actions to, among other things, reform drug pricing. For example, the recently enacted Inflation Reduction Act (IRA) seeks to address drug pricing by, among other things, allowing the Department of Health and Human Services to negotiate the price of certain single source drugs covered under Medicare, penalizing manufacturers of products under Medicare Part B and Medicare Part D for price increases that outpace inflation, and capping Medicare beneficiaries’ annual out-of-pocket drug expenses. These recent laws, administrative decisions and proposals, and any new ones that follow, may result in additional reductions in payments from Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's products and product candidates, if approved, and accordingly, on the Company’s results of operations.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

2.1†	Agreement and Plan of Merger, dated as of November 7, 2022, by and among Viatris Inc., Iris Purchaser Inc. and Oyster Point Pharma, Inc.	8-K	001-39112	2.1	November 8, 2022
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39112	3.1	November 5, 2019
3.2	Amended and Restated Bylaws	8-K	001-39112	3.2	November 5, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
†    Schedules omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
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

OYSTER POINT PHARMA, INC.

Date: November 10, 2022	By:	/s/ Jeffrey Nau
Jeffrey Nau, Ph.D., M.M.S.
President, Chief Executive Officer and Director

Date: November 10, 2022	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer and Chief Business Officer